Form 10-Q
period 1996-06-30
FIRST MORTGAGE CORP /CA/
filed 1996-08-14
CIK 883369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


_____________________


FORM 10-Q



[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1996

or

[   ]Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from ___________________ to
__________________


Commission File Number 0-19847


FIRST MORTGAGE CORPORATION
(Exact name of registrant as specified in its charter)



California                              95-2960716
(State or other jurisdiction            (I.R.S. Employer
of incorporation or                     Identification No.)
organization)





3230 Fallow Field Drive
Diamond Bar, California 91765
(Address, including zip code, of principal executive offices)

(909) 595-1996
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X                       NO____

As of June 30, 1996, 5,883,117 shares of the registrant's common stock were outstanding.

FIRST MORTGAGE CORPORATION
FORM 10-Q

INDEX


Part I - Financial Information                                 Page


Item 1. Financial Statements:

        Balance Sheet
         June 30, 1996 (Unaudited) and March 31, 1996             3

         Unaudited Statement of Income
         Three Months Ended June 30, 1996 and 1995                4

        Unaudited Statement of Cash Flows
         Three Months Ended June 30, 1996 and 1995                5

        Notes to Unaudited Financial Statements                 6-7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                             8-10


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                         11

Signatures                                                       12

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

FIRST MORTGAGE CORPORATION

BALANCE SHEET
                                                June 30, 1996       March 31, 1996
                                                (Unaudited)
ASSETS
Cash                                            $ 3,101,000         $ 5,948,000
Mortgage loans held for sale                     39,525,000          19,879,000
Investment in commercial paper                            -           9,955,000
Other receivables and servicing advances          9,360,000           9,545,000
Originated mortgage servicing rights net          3,939,000           3,133,000
Excess service fee, net                             387,000             414,000
Purchased servicing rights, net                     434,000             430,000
Property and equipment, net                         590,000             612,000
Prepaid expenses and other assets                   941,000             891,000
Due from affiliates                                 194,000             194,000
Notes receivable                                    630,000             130,000

TOTAL ASSETS                                    $59,101,000         $51,131,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Notes payable, banks                         $29,389,000         $20,653,000
   Note payable, officer                          1,500,000           1,500,000
   Sight drafts payable                           1,772,000           2,699,000
   Accounts payable and accrued liabilities         665,000             765,000
   Deferred income taxes                          1,011,000             867,000

      Total Liabilities                          34,337,000          26,484,000

STOCKHOLDERS' EQUITY
   Preferred stock, no par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares - None                -                   -
   Common stock, no par value:
      Authorized shares - 10,000,000
      Issued and outstanding shares - 5,883,117   5,261,000           5,261,000
   Retained earnings                             19,503,000          19,386,000

         Total Stockholders' Equity              24,764,000          24,647,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $59,101,000         $51,131,000

See accompanying notes

FIRST MORTGAGE CORPORATION

UNAUDITED STATEMENT OF INCOME

                                            Three Months Ended
                                                  June 30
                                            1996            1995
REVENUES:
   Loan origination income                  $  731,000      $  950,000
   Loan servicing income                     1,714,000       1,687,000
   Gain on sale of mortgage loans              914,000       2,428,000
   Interest income                             627,000         435,000
   Other income                                  1,000          10,000

      Total revenues                         3,987,000       5,510,000

EXPENSES:
   Employees' salaries and commissions       1,838,000       1,963,000
   General and administrative expenses       1,749,000       1,515,000
   Interest expense                            194,000         213,000

      Total expenses                         3,781,000       3,691,000

INCOME BEFORE INCOME TAXES                     206,000       1,819,000

INCOME TAX EXPENSE                              89,000         755,000

NET INCOME                                 $   117,000      $1,064,000


NET INCOME PER SHARE                       $      0.02      $     0.18


WEIGHTED AVERAGE OF COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                               5,890,000       5,883,000




See accompanying notes

  FIRST MORTGAGE CORPORATION

  UNAUDITED STATEMENT OF CASH FLOWS
                                                                Three Months Ended
                                                                      June 30
                                                                1996          1995
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $    117,000  $  1,064,000
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Provision for deferred income taxes                             144,000       349,000
     Provision for losses on foreclosure                             (40,000)      134,000
     Amortization of originated mortgage servicing rights,
        excess service fee and purchased servicing rights            340,000       182,000
     Depreciation and amortization of property and equipment          47,000        53,000
     Originations and purchases of mortgage loans
        held for sale                                            (92,095,000)  (70,625,000)
     Sales and principal repayments of mortgage loans
        held for sale                                             72,449,000    75,084,000
     Change in other receivables and servicing advances              225,000        96,000
     Additions to excess service fee                                       -        (1,000)
     Change in prepaid expenses and other assets                     (50,000)       10,000
     Change in accounts payable and accrued liabilities             (100,000)      432,000
     Change in income taxes payable                                        -       404,000

  Net cash (used in) provided by operating activities            (18,963,000)    7,182,000

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of mortgage servicing rights                           (69,000)            -
     Originated mortgage servicing rights                         (1,054,000)   (1,113,000)
     Notes receivable                                               (500,000)       70,000
     Sale of commercial paper                                      9,955,000             -
     Purchase of furniture, equipment and leasehold improvements     (25,000)       (5,000)

  Net cash provided by (used in) investing activities              8,307,000    (1,048,000)

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in notes payable, banks                                8,736,000       543,000
     Change in sight drafts payable                                 (927,000)      162,000
     Change in notes payable, other                                        -    (9,493,000)

  Net cash provided by (used in) financing activities              7,809,000    (8,788,000)

  DECREASE IN CASH                                                (2,847,000)   (2,654,000)

  CASH, BEGINNING OF PERIOD                                        5,948,000     4,748,000

  CASH, END OF PERIOD                                           $  3,101,000  $  2,094,000

  SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                $     83,000  $    178,000
        Income taxes                                                       -             -

FIRST MORTGAGE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 1996

1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. In addition, this document should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for fiscal year ended March 31, 1996

    The preparation of the financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.


2.  MORTGAGE SERVICING ASSETS

    Mortgage servicing assets consist of excess service fees, purchased servicing rights and originated mortgage servicing rights.
    Activities in each category are summarized as follows:
                                    Excess        Purchased       Originated
                                    Service       Servicing       Mortgage
                                    Fee           Rights          Servicing
                                                                  Rights
    Balance at March 31, 1996       $ 414,000     $   430,000     $  3,133,000
       Additions                            -          69,000        1,054,000
       Amortizations and write offs   (27,000)        (65,000)        (243,000)
       Impairment                           -               -           (5,000)
                                                                            (1)
    Balance at June 30, 1996        $ 387,000     $   434,000     $  3,939,000

<F1>
    (1) Figure includes $364,000 of originated mortgage servicing rights relating to mortgage loans held for sale to investors.
    Since the underlying loans have not yet been sold, no revenues have been recognized on these originated mortgage servicing rights for the three months ended June 30, 1996.

3.  NOTES PAYABLE

    At June 30, 1996, the Company had line of credit agreements with two nonaffiliated banks, which provided for borrowings up to $30,000,000 and $10,000,000 with annual interest payable monthly at 1.25% or the bank's reference rate, depending on the level of borrowings and the compensating balances maintained. At June 30, 1996, borrowings under these lines of $29,389,000 were collateralized by mortgage loans held for sale.

    At March 31, 1996, advance of $9,955,000 against one of the lines of credit was collateralized by commercial paper which matured in April 1996. The advance was repaid and there was no investment in commercial paper at June 30, 1996.

    The line of credit agreements are subject to renewal on September 1, 1996 and August 31, 1996, respectively. Both agreements contain certain requirements, including, but not limited to, the maintenance of minimum net worth, debt to net worth ratio, current ratio, net income and servicing portfolio, and restrict the Company's ability to pay dividends.
    The Company believes its two lines of credit agreements will be renewed prior to their expiration.

    The Company has a presale funding facility with a nonaffiliated investment banking firm for borrowings under reverse repurchase arrangements, collateralized by mortgage loans held for sale pooled to form GNMA securities. There was no amount outstanding on June 30, 1996.

    At June 30, 1996, the Company also had an unsecured line of credit of $2,000,000 with a nonaffiliated bank which expires August 31, 1996. Advances on the line of credit are due within 21 days and bear interest at the bank's reference rate. There was no amount outstanding on June 30, 1996.


4.  NET INCOME PER SHARE

    Net income per share is computed on the basis of the weighted average number of common shares outstanding during each period plus the effect of common shares contingently issuable from stock options in periods in which they have a dilutive effect.


5.  CONTINGENCIES

    The Company is currently a defendant in certain litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Three months ended June 30, 1996 compared to three months ended June
30, 1995.


GENERAL

     The Company reported net income of $117,000 or $0.02 per share for the quarter ended June 30, 1996, compared to net income of $1.06 million or $0.18 per share for the comparable 1995 quarter. The decrease in net income was attributable to two major reasons: a sharp increase in interest rates during June 1996 quarter; and intensive price competition among mortgage banking firms and commercial banks. As a result, the gain on sale of mortgages was adversely impacted, decreasing by 62.4% to $914,000 from the year ago quarter.


REVENUES

     LOAN ORIGINATION INCOME
     For the quarter ended June 30, 1996, the volume of new mortgage loans closed increased by 30.4% to $92.10 million from $70.63 million in the prior year quarter. The increase is a reflection of the successful market penetration by our expanded wholesale operations in the first phase of our production expansion plan, which is to be followed by the opening of more retail offices in the next two years.

     For the three months ended June 30, 1996, in spite of higher loan production, loan origination revenue decreased by approximately 23.0% to $731,000 from the June 1995 quarter, due primarily to the lower average front-end loan fees earned on wholesale and refinance loans.

     LOAN SERVICING INCOME
     Loan servicing income, representing the loan servicing fees, late charges and other fees earned by the Company for administering the loans in its servicing portfolio, rose slightly to $1.71 million for the three months ended June 30, 1996 from $1.69 million for the same period in 1995. The increase resulted from growth in the Company's servicing portfolio.

     As of June 30, 1996, the Company serviced $1.60 billion in loans compared to $1.53 billion at June 30, 1995, a net gain of 4.6% after prepayments and scheduled amortization of mortgage loans. The growth in the servicing portfolio reflects the Company's long-term plan of retaining the servicing rights on most loan originations.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated.
                                                Three Months Ended June 30,
                                                1996           1995
                                                (Dollars in thousands except average loan balance)
          Beginning loan service portfolio      $1,477,161     $1,401,832

          Add: Loans originated                     92,095         70,624

          Less: Prepayment and Amortization         60,491         50,783

          Ending loan servicing portfolio        1,508,765      1,421,673
          Sub-Servicing                             91,938        111,598

          Total servicing portfolio             $1,600,703     $1,533,271

          Average loan balance (end of period)    $ 94,587      $  92,824
          Weighted Average Interest Rate              8.17%          7.99%

     GAIN ON SALE OF MORTGAGE LOANS
     Due to intense price competition and an increase of more than .50% in long-term mortgage interest rates during the quarter, the gain on sale of mortgage loans was $914,000 for the three months ended June 30, 1996, a decrease of 62.4% over the 1995 period.

     INTEREST INCOME
     Interest income, which reflects the interest received on mortgage loans held for sale, increased to $627,000 for the three months ended June 30, 1996 from $435,000 for the comparable prior year quarter. This increase is due primarily to the higher average interest rate on mortgage loans and a larger mortgage inventory carried by the Company during the June 1996 quarter. It was also benefited by the short-term investment in commercial paper.


EXPENSES

     The major components of the Company's total expenses are (i) employees' salaries and commissions, (ii) general and administrative expenses and (iii) interest expense. Total expenses for the three months ended June 30, 1996 increased moderately by 2.4% to $3.78 million from the three months ended June 30, 1995. Salaries and commissions were $1.838 million for the June 1996 quarter, a decrease of 6.4% over the year-ago quarter. The improvement was partly due to the success by the Company in implementing tight controls over payroll expenditures despite the push to increase loan originations, and also due to lower profit incentive bonus paid out in the quarter. General and administrative expense increased by $234,000, an increase of 15.5% over prior year. These higher expenses were a direct result of expanding production operations in the quarter, partially offset by cost reduction measures taken by the Company over the past year.

     INTEREST EXPENSE
     Interest expense decreased 8.9% to $194,000 for quarter ended June 1996 from $213,000 for the same period in 1995. The decrease was due to lower warehouse borrowings during the quarter as more corporate cash was used to finance a portion of Company's mortgage warehousing needs.


PROSPECTIVE TRENDS

     The reduction in long-term interest rates during the ten months ended January 31, 1996 halted the downward trend in new loan originations and, in fact, the Company had been experiencing production increases as compared to the previous year.

     But long-term interest rates began increasing again in February 1996, rising nearly one full percent through the quarter ended June 30, 1996. This increase in interest rates began to negatively impact new loan originations in May, and the origination trend is once again downward as the higher mortgage rates have taken hold. Additionally, competition is intense as the industry continues consolidating and downsizing. Pricing practices have become cut-throat in many of our markets, particularly at the wholesale level in which several of the major banks appear to be engaged in a virtual price war for mortgages originated through wholesale sources. The Company's retail originations, however, were nearly half of the total loans originated during the quarter ended June 30, 1996, providing us with some insulation from the wholesale price wars. With our multiple origination channels, the Company remains well-positioned to take advantage of whichever channel emerges as the most productive in the future. Nevertheless, competition at all levels remains formidable and price intensive, and is likely to remain so until the capacity of the mortgage-providing industries shrinks to the size of current demand, or long-term interest rates decline enough to stimulate more demand. In the meantime, new origination volume and earnings are likely to remain adversely impacted.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirement is the funding of its new mortgage loans and loan origination expenses. To meet these funding needs, the Company relies on warehouse lines of credit with banks, its own capital, cash flows from operations and short-term reverse repurchase agreements with other investment banking firms.

     At June 30, 1996, maximum permitted borrowings under the warehouse line of credit agreements with two nonaffiliated banks totaled $40 million and the amount outstanding was $29.39 million. Borrowings under these facilities are secured by mortgage loans. The agreements contain various covenants, including minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio, and restrict the Company's ability to pay dividends. The Company was in compliance with all debt covenants at June 30, 1996. The Company believes that the warehouse agreements will be renewed when the current terms expire in August and September 1996.

     In addition to the warehouse lines of credit, the Company makes regular use of the short-term reverse repurchase agreements provided by other investment banking firms in connection with its inventory of mortgage loans and mortgage-backed securities. These facilities generally allow the Company to better utilize its warehouse lines. There was no amount outstanding under the agreements at June 30, 1996.

     The Company had stockholders' equity of $24.76 million at June 30, 1996. Management believes that its current financing arrangements are adequate to meet its projected operational needs.

PART II.  OTHER INFORMATION.


Item 6. Exhibits and Reports of Form 8-K.

        (a)  No exhibits are filed with this report.

        (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST MORTGAGE CORPORATION




Date:  August 12, 1996               By  S/Clement Ziroli
                                         Clement Ziroli
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer



Date:  August 12, 1996               By  S/Pac W. Dong
                                         Pac W. Dong
                                         Chief Financial Officer,
                                         Controller and Executive Vice
                                         President