Form 10-Q
period 1996-09-30
FIRST MORTGAGE CORP /CA/
filed 1996-11-12
CIK 883369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


_____________________


FORM 10-Q



[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the quarterly period ended September 30,
1996

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

YES  X                       NO____

As of September 30, 1996, 5,883,117 shares of the registrant's common stock were outstanding.

FIRST MORTGAGE CORPORATION
FORM 10-Q

INDEX
Part I - Financial Information                                 Page


Item 1. Financial Statements:

Balance Sheet
September 30, 1996 (Unaudited) and March 31, 1996                 3

Unaudited Statements of Income
Three Months and Six Months Ended September 30, 1996 and 1995     4

Unaudited Statements of Cash Flows
Six Months Ended September 30, 1996 and 1995                      5

Notes to Unaudited Financial Statements                           6-7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                               8-12


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                         13

Signatures                                                       14

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

FIRST MORTGAGE CORPORATION

BALANCE SHEET
                                           September 30, 1996      March 31, 1996
                                                  (Unaudited)
ASSETS
Cash                                               $4,179,000          $5,948,000
Mortgage loans held for sale                       17,336,000          19,879,000
Investment in commercial paper                              -           9,955,000
Other receivables and servicing advances           10,928,000           9,545,000
Originated mortgage servicing rights net            4,510,000           3,133,000
Excess service fee, net                               358,000             414,000
Purchased servicing rights, net                       491,000             430,000
Property and equipment, net                           620,000             612,000
Prepaid expenses and other assets                     799,000             891,000
Due from affiliates                                   134,000             194,000
Notes receivable                                      630,000             130,000

TOTAL ASSETS                                      $39,985,000         $51,131,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Notes payable, banks                           $10,560,000         $20,653,000
   Note payable, officer                            1,500,000           1,500,000
   Sight drafts payable                               916,000           2,699,000
   Accounts payable and accrued liabilities           717,000             765,000
   Deferred income taxes                            1,131,000             867,000

      Total Liabilities                            14,824,000          26,484,000

STOCKHOLDERS' EQUITY
   Preferred stock, no par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares - None                  -                   -
   Common stock, no par value:
      Authorized shares -  10,000,000
      Issued and outstanding shares- 5,883,117      5,261,000           5,261,000
   Retained earnings                               19,900,000          19,386,000

         Total Stockholders' Equity                25,161,000          24,647,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $39,985,000         $51,131,000
See accompanying notes

FIRST MORTGAGE CORPORATION

UNAUDITED STATEMENTS OF INCOME


                                   Three Months Ended          Six Months Ended
                                   September 30,               September 30,
                                   1996          1995          1996          1995
REVENUES:
   Loan origination income          $944,000     $1,230,000    $1,675,000    $2,180,000
   Loan servicing income           1,778,000      1,678,000     3,492,000     3,365,000
   Gain on sale of mortgage loans  1,631,000      1,907,000     2,545,000     4,335,000
   Interest income                   559,000        619,000     1,186,000     1,054,000
   Other income                        1,000              -         2,000        10,000

         Total revenues            4,913,000      5,434,000     8,900,000    10,944,000

EXPENSES:
   Employees' salaries and
      commissions                  2,127,000      1,989,000     3,965,000     3,952,000
   General and
      administrative expenses      1,886,000      1,634,000     3,635,000     3,149,000
   Interest expense                  216,000        191,000       410,000       404,000

         Total expenses            4,229,000      3,814,000     8,010,000     7,505,000

INCOME BEFORE INCOME TAXES           684,000      1,620,000       890,000     3,439,000

INCOME TAX EXPENSE                   287,000        698,000       376,000     1,453,000

NET INCOME                          $397,000       $922,000      $514,000    $1,986,000


NET INCOME PER SHARE                   $0.07          $0.16         $0.09         $0.34

WEIGHTED AVERAGE OF COMMON
   AND COMMON EQUIVALENT
   SHARES OUTSTANDING              5,892,000      5,883,000     5,892,000     5,883,000

See accompanying notes

  FIRST MORTGAGE CORPORATION
  UNAUDITED STATEMENTS OF CASH FLOWS
                                                             Six Months
                                                             Ended
                                                             September 30,
                                                             1996           1995
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $  514,000     $1,986,000
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Provision for deferred income taxes                          264,000        538,000
     Provision for losses on foreclosure                          277,000        235,000
     Amortization of originated mortgage servicing rights,
        excess service fee and purchased servicing rights         720,000        501,000
     Depreciation and amortization of property and equipment       97,000        100,000
     Originations and purchases of mortgage loans
        held for sale                                        (171,997,000)  (170,528,000)
     Sales and principal repayments of mortgage loans
        held for sale                                         174,540,000    175,108,000
     Changes in other receivables and servicing advances       (1,660,000)    (1,419,000)
     Additions to excess service fee                                    -         (2,000)
     Change in prepaid expenses and other assets                   92,000       (781,000)
     Change in accounts payable and accrued liabilities           (48,000)       491,000
     Change in income taxes payable                                     -        912,000

  Net cash provided by operating activities                     2,799,000      7,141,000

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of mortgage servicing rights                       (189,000)        (2,000)
     Origination of mortgage servicing rights                  (1,913,000)    (2,202,000)
     Change in Notes receivable                                  (500,000)       120,000
     Sale of commercial paper                                   9,955,000              -
     Purchase furniture, equipment and leasehold improvements    (105,000)       (30,000)
     Proceeds from sale of assets                                       -          1,000
     Change in due from affiliates                                 60,000              -

  Net cash provided by (used in) investing activities           7,308,000     (2,113,000)

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in notes payable, banks                           (10,093,000)     3,519,000
     Change in sight drafts payable                            (1,783,000)     1,339,000
     Change in notes payable, other                                     -     (9,493,000)

        Net cash used in financing activities                 (11,876,000)    (4,635,000)

  INCREASE (DECREASE) IN CASH                                  (1,769,000)       393,000

  CASH, BEGINNING OF PERIOD                                     5,948,000      4,748,000

  CASH, END OF PERIOD                                          $4,179,000     $5,141,000

  SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                               $  147,000     $  326,000
        Income taxes                                               30,000        800,000
See accomanying notes

FIRST MORTGAGE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 1996

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


2.  MORTGAGE SERVICING ASSETS

    Mortgage servicing assets consist of excess service fees, purchased servicing rights and originated mortgage servicing rights.
    Activities in each category are summarized as follows:

                                Excess        Purchased       Originated
                                Service       Servicing       Mortgage
                                Fee           Rights          Servicing
                                                        Rights
Balance at March 31, 1996       $ 414,000     $   430,000     $  3,133,000
   Additions                            -         189,000        1,913,000
   Amortizations and              (56,000)       (128,000)        (527,000)
   write offs
   Impairment                           -               -           (9,000)
                                                                           (1)
Balance at September 30, 1996   $ 358,000     $   491,000     $  4,510,000

<F1>
    (1) Figure includes $199,000 of originated mortgage servicing rights relating to mortgage loans held for sale to investors.
    Since the underlying loans have not yet been sold, no revenues have been recognized on these originated mortgage servicing rights for the three months ended September 30, 1996.

3.  NOTES PAYABLE

    At September 30, 1996, the Company had line of credit agreements with two nonaffiliated banks, which provided for borrowings up to $30,000,000 and $15,000,000 with annual interest payable monthly at 1.25% or the bank's reference rate, depending on the level of borrowings and the compensating balances maintained. At September 30, 1996, borrowings under these lines of $10,560,000 were collateralized by mortgage loans held for sale.

    At March 31, 1996, advances of $9,955,000 against one of the lines of credit was collateralized by commercial paper which matured in April 1996. The advance was repaid and there was no investment in commercial paper at September 30, 1996.

The line of credit agreements are subject to renewal on September 1997.
    Both agreements contain certain requirements, including, but not limited to, the maintenance of minimum net worth, debt to net worth ratio, current ratio, net income and servicing portfolio, and restrict the Company's ability to pay dividends. The Company believes its two lines of credit agreements will be renewed prior to their expiration.

    The Company has a presale funding facility with a nonaffiliated investment banking firm for borrowings under reverse repurchase arrangements, collateralized by mortgage loans held for sale pooled to form GNMA securities. There was no amount outstanding on September 30, 1996.

    At September 30, 1996, the Company also had an unsecured line of credit of $2,000,000 with a nonaffiliated bank which expired on October 31, 1996.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Three months ended September 30, 1996 compared to three months ended September 30, 1995.


GENERAL

     The Company reported net income of $397,000 or $0.07 per share for the quarter ended September 30, 1996, compared to net income of $922,000 or $0.16 per share for the comparable 1995 quarter. The decrease in net income was attributable to a 20% reduction in new loan originations resulting from intensive price competition among mortgage banking firms and commercial banks. As a result, revenues fell nearly 9.6% while expenses increased by about 10.9%.


REVENUES

     LOAN ORIGINATION INCOME
     For the quarter ended September 30, 1996, the volume of new mortgage loans closed decreased by 20% to $79.90 million from $99.90 million in the prior year quarter. The decrease is a reflection of higher long-term interest rates, which significantly reduced the volume of refinancing loans in the market place, and a higher proportion of wholesale loans, which carry lower front-end origination fees.

     For the three months ended September 30, 1996 loan origination revenue decreased by approximately 23.3% to $944,000 from the September 1995 quarter, due primarily to the lower volume of new loan originations.

     LOAN SERVICING INCOME
     Loan servicing income, representing the loan servicing fees, late charges and other fees earned by the Company for administering the loans in its servicing portfolio, rose 6.0% to $1.78 million for the three months ended September 30, 1996 from $1.68 million for the same period in 1995. The increase resulted from growth in the Company's servicing portfolio.

     As of September 30, 1996, the Company serviced $1.63 billion in loans compared to $1.57 billion at September 30, 1995, a net gain of 3.8% after prepayments and scheduled amortization of mortgage loans. The growth in the servicing portfolio reflects the Company's long-term plan of retaining the servicing rights on most loan originations.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated.
                                    Three Months Ended September 30,
                                    1996           1995
                                    (Dollars in thousands except average loan balance)
Beginning loan service portfolio    $1,508,765     $1,421,673

Add:  Loans originated                  79,902         99,902

Less: Prepayment and amortization       55,066         43,624

Ending loan servicing portfolio      1,533,601      1,477,951
Sub-Servicing                           97,964         90,721
Total servicing portfolio           $1,631,565     $1,568,672
Average loan balance (end of period)  $ 95,631     $   94,175

     GAIN ON SALE OF MORTGAGE LOANS
     Due to intense price competition and an increase in long-term mortgage interest rates during the quarter, the gain on sale of mortgage loans was $1.63 million for the three months ended September 30, 1996, a decrease of 14.5% over the 1995 period.

     INTEREST INCOME
     Interest income, which reflects the interest received on mortgage loans held for sale, decreased to $559,000 for the three months ended September 30, 1996 from $619,000 for the comparable prior year quarter. This decrease is due primarily to the smaller mortgage inventory carried by the Company during the September 1996 quarter.


EXPENSES

     The major components of the Company's total expenses are (i) employees' salaries and commissions, (ii) general and administrative expenses and (iii) interest expense. Total expenses for the three months ended September 30, 1996 increased by 10.9% to $4.23 million from the three months ended September 30, 1995. Salaries and commissions were $2.13 million for the September 1996 quarter, an increase of 6.9% over the year-ago quarter. General and administrative expense increased by $252,000, or 15.4% over prior year. These higher expenses were a direct result of expanding production operations in the quarter coupled with higher foreclosure expenses, partially offset by cost reduction measures taken by the Company over the past year.

     INTEREST EXPENSE
     Interest expense increased 13.1% to $216,000 for quarter ended September 1996 from $191,000 for the same period in 1995. The increase was due to a decrease in the compensating balances used to establish our borrowing costs, and a decrease in use of working capital for loan fundings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Six months ended September 30, 1996 compared to six months ended
September 30, 1995.


GENERAL

     In the six months ended September 30, 1996, the Company reported net income of $514,000 or $0.09 per share, compared to net income of $1.99 million or $0.34 per share for the same period of 1995. Total revenue decreased by 18.7% to $8.90 million from $10.94 million in the year earlier six months. The lower operating results were largely due to lower loan origination income and a lower gain on sale of mortgage loans for the six month period as compared to 1995.


REVENUES

     For the six months ended September 30, 1996, loan origination revenue decreased 23.2% to $1.68 million from $2.18 million for the six months ended September 30, 1995. The lower loan origination revenue was largely due to a higher proportion of wholesale loans, which carry much lower front-end origination revenue than retail loans.

     The volume of new mortgage loan originations remained flat at $171.99 million from $170.53 million in the comparable period last year.

     Loan servicing income, representing the loan servicing fees, late charges and other fees earned by the Company for administering the loans in its servicing portfolio, rose 3.8% to $3.49 million for the six months ended September 30, 1996 from $3.37 million for the same period in 1995 after prepayments and schedule amortization of mortgage loans.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated:
                                       Six Months Ended September 30,
                                       1996           1995
                                       (Dollars in thousands except average loan balance)
Beginning loan service portfolio       $1,477,161     $1,401,832
Add: Loans originated                     171,997        170,528

Less: Prepayment and amortization         115,557        94,407

Ending loan servicing portfolio         1,533,601      1,477,951
Sub-Servicing                              97,964         90,721
Total servicing portfolio              $1,631,565     $1,568,672
Average loan balance (end of period)      $95,631        $94,175
Weighted average interest rate               8.00%          8.18%

     The sale of mortgages for the six months ended September 30, 1996 resulted in a gain of $2.55 million compared to a gain of $4.34 million for the 1995 period. The gain is primarily impacted by two factors: the escalating price competition and the recognition of gains related to originated mortgage servicing rights mandated by FAS 122.

Interest income, which reflects the interest received on mortgage loans held for sale, increased 12.5% to $1.19 million for the six months ended September 30, 1996 from $1.05 million for the 1995 period. This increase was due largely to higher average interest rate on mortgage loans and a larger inventory carried by the Company during the June, 1996 quarter.


EXPENSES

     The major components of the Company's total expenses are (i) employees' salaries and commissions, (ii) general and administrative expenses and (iii) interest expenses. Total expenses for the six months ended September 30, 1996 increased by $505,000 or 6.7% from the six months ended September 30, 1995. Salaries and commission expenses remained flat at $3.97 million compared to $3.95 million in the first six months of fiscal year 1995. General and administrative expenses increased by 15.4% to $3.64 million from the comparable period in 1995. The increase was partly attributable to ongoing implementation of our production expansion plan, coupled with higher foreclosure expenses.

     There was no material increase in interest expense compared to prior year.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary liquidity requirement is the funding of its new mortgage loans and origination expenses. To meet these needs, the Company relies on warehouse lines of credit with banks, its own capital, cash flows from operations and short-term reverse repurchase agreements with other investment banking firms.

     The Company's mortgage loans held for sale decreased from $19.88 million at March 31, 1996 to $17.34 million at September 30, 1996. The majority of the cash provided from this decrease was used to repay short-term borrowings. At September 30, 1996, maximum permitted borrowings under the warehouse line of credit agreements with two nonaffiliated banks totaled $45 million and the amount outstanding was $10.56 million. Borrowings under these facilities are secured by mortgage loans. The agreements contain various covenants, including minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio, and restrict the Company's ability to pay dividends. The Company was in compliance with all debt covenants at September 30, 1996. The Company believes that the warehouse agreements will be renewed when the current terms expire in September 1997.

     In addition to the warehouse lines of credit, the Company may use the short-term reverse repurchase agreements provided by other investment banking firms in connection with its inventory of mortgage loans and mortgage-backed securities. There was no amount outstanding under the agreements at September 30, 1996.

     The Company had stockholders' equity of $25.16 million at September 30, 1996. Management believes that its current financing arrangements are adequate to meet its projected operation needs.


PROSPECTIVE TRENDS

     The increase in long-term interest rates during the first four months of the fiscal year had a negative impact on new loan originations, particularly those for refinance loans. Although our new loan originations were virtually flat at $172 million for the six months ended September 30, 1996 compared to $171 million for the six months ended September 30, 1995, the mix of new originations tilted more to wholesale rather than retail.

We have completed the wholesale expansion phase of our production growth plan, and have now moved to the retail branch expansion phase, opening new branches in Spokane, Washington and Diamond Bar, California. Both of the new operations are off to a fast start, and we plan to continue to expand our retail operations as opportunities arise.

     Competition is more intense than at any time in the past, as the industry continues consolidation and downsizing. Pricing practices remain cut-throat in most of our markets, particularly at the wholesale level in which several of the major banks appear to be engaged in a virtual price war for mortgages originated through wholesale sources. With our multiple origination channels, the Company remains well-positioned to take advantage of whichever channel emerges as the most productive in the future. Nevertheless, competition at all levels remains formidable and price intensive, and is likely to remain so unless the capacity of the mortgage-providing industries finally shrink to the size of current demand, or long-term interest rates decline enough to stimulate more demand.

PART II.  OTHER INFORMATION.


Item 6. Exhibits and Reports of Form 8-K.

(a)  No exhibits are filed with this report.

(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST MORTGAGE CORPORATION




Date:  November 8, 1996              By S/Clement Ziroli
                                        Clement Ziroli
                                        Chairman of the Board of Directors,
                                        Chief Executive Officer



Date:  November 8, 1996              By S/Pac W. Dong
                                        Pac W. Dong
                                        Executive Vice President,
                                        Chief Financial Officer