Form 10-Q
period 1996-12-31
FIRST MORTGAGE CORP /CA/
filed 1997-02-12
CIK 883369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


_____________________


FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1996

or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from ___________________ to __________________


Commission File Number 0-19847


FIRST MORTGAGE CORPORATION
(Exact name of registrant as specified in its charter)



California                                   95-2960716
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)               No.)





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

YES  X                       NO____

As of December 31, 1996, 5,859,117 shares of the registrant's common stock were outstanding.

FIRST MORTGAGE CORPORATION
FORM 10-Q

INDEX


Part I - Financial Information                                          Page


Item 1. Financial Statements:

        Balance Sheets
          December 31, 1996 (Unaudited) and March 31, 1996                 3

         Unaudited Statements of Income
          Three Months and Nine Months Ended December 31, 1996 and 1995    4

        Unaudited Statements of Cash Flows
          Nine Months Ended December 31, 1996 and 1995                     5

        Notes to Unaudited Financial Statements                          6-7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      8-12


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                  13

Signatures                                                                14

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

FIRST MORTGAGE CORPORATION

BALANCE SHEETS
                                 December 31, 1996          March 31, 1996
                                       (Unaudited)
ASSETS
Cash                                    $4,646,000          $5,948,000
Mortgage loans held for sale            31,956,000          19,879,000
Investment in commercial paper                   -           9,955,000
Other receivables and servicing          9,646,000           9,545,000
advances
Originated mortgage servicing            5,193,000           3,133,000
rights, net
Excess service fee, net                    326,000             414,000
Purchased servicing rights, net            558,000             430,000
Property and equipment, net                654,000             612,000
Prepaid expenses and other assets          362,000             891,000
Due from affiliates                        134,000             194,000
Notes receivable                           630,000             130,000

TOTAL ASSETS                           $54,105,000         $51,131,000

LIABILITIES AND STOCKHOLDERS'
EQUITY

LIABILITIES:
   Notes payable, banks                $24,888,000         $20,653,000
   Note payable, officer                 1,500,000           1,500,000
   Sight drafts payable                    354,000           2,699,000
   Accounts payable and accrued            925,000             765,000
   liabilities
   Deferred income taxes                   989,000             867,000

      Total Liabilities                 28,656,000          26,484,000

STOCKHOLDERS' EQUITY
   Preferred stock, no par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares
      - None                                     -                   -
   Common stock, no par value:
      Authorized shares - 10,000,000
      Issued and outstanding shares
      - 5,859,117 at December 31, 1996
      and 5,883,117 at March 31, 1996    5,147,000           5,261,000
      December 31, 1996 and
   Retained earnings                    20,302,000          19,386,000

         Total Stockholders' Equity     25,449,000          24,647,000

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                              $54,105,000         $51,131,000
See accompanying notes

FIRST MORTGAGE CORPORATION

UNAUDITED STATEMENTS OF INCOME



                                Three Months Ended         Nine Months Ended
                                December 31,               December 31,
                                1996         1995          1996          1995
REVENUES:
   Loan origination income       $991,000     $658,000     $2,666,000    $2,838,000
   Loan servicing income        1,799,000    1,680,000      5,291,000     5,045,000
   Gain on sale of mortgage
     loans                      1,675,000    1,718,000      4,220,000     6,053,000
   Interest income                485,000      553,000      1,671,000     1,607,000
   Other income                         -       10,000          2,000        20,000

         Total revenues         4,950,000    4,619,000     13,850,000    15,563,000

EXPENSES:
   Employees' salaries and
     commissions                2,165,000    1,836,000      6,130,000     5,788,000
   General and administrative
     expenses                   1,958,000    1,623,000      5,593,000     4,772,000
   Interest expense               129,000      203,000        539,000       607,000

         Total expenses         4,252,000    3,662,000     12,262,000    11,167,000

INCOME BEFORE INCOME TAXES        698,000      957,000      1,588,000     4,396,000

INCOME TAX EXPENSE                296,000      374,000        672,000     1,827,000

NET INCOME                       $402,000     $583,000       $916,000    $2,569,000

NET INCOME PER SHARE             $   0.07     $   0.10       $   0.16    $     0.44

WEIGHTED AVERAGE OF COMMON
  AND COMMON EQUIVALENT
  SHARES OUTSTANDING            5,886,000    5,883,000      5,886,000     5,883,000

See accompanying notes

   FIRST MORTGAGE CORPORATION
  UNAUDITED STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended
                                                                December 31,
                                                                1996             1995
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $  916,000       $2,569,000
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Provision for deferred income taxes                             122,000          723,000
     Provision for losses on foreclosure                             102,000          238,000
     Amortization of originated mortgage servicing rights,
        excess service fee and purchased servicing rights          1,254,000          760,000
     Depreciation and amortization of property and equipment         149,000          156,000
     Originations and purchases of mortgage loans held for sale (274,638,000)    (241,374,000)
     Sales and principal repayments of mortgage loans
        held for sale                                            262,561,000      250,465,000
     Loss on sale of assets                                                -            2,000
     Changes in other receivables and servicing advances            (203,000)        (894,000)
     Change in excess service fee                                          -           (2,000)
     Change in prepaid expenses and other assets                     529,000       (1,326,000)
     Change in accounts payable and accrued liabilities              160,000          509,000
     Change in income taxes payable                                        -        1,100,000

        Net cash provided by (used in) operating activities       (9,048,000)      12,926,000

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of mortgage servicing rights                          (354,000)          (2,000)
     Origination of mortgage servicing rights                     (3,000,000)      (2,817,000)
     Note receivable                                                (500,000)         120,000
     Sale of commercial paper                                      9,955,000                -
     Purchase of furniture and equipment and leasehold
       improvements                                                 (191,000)         (59,000)
     Proceeds from sale of assets                                          -            4,000
     Change in due to affiliates                                      60,000                -

        Net cash provided by (used in) investing activities        5,970,000       (2,754,000)

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in notes payable, banks                                4,235,000         (231,000)
     Change in sight drafts payable                               (2,345,000)        (128,000)
     Change in notes payable, other                                        -       (9,493,000)
     Repurchase of Common Stock                                     (114,000)               -

        Net cash provided by (used in) financing activities        1,776,000       (9,852,000)

  INCREASE (DECREASE) IN CASH                                     (1,302,000)         320,000
  CASH, BEGINNING OF PERIOD                                        5,948,000        4,748,000
  CASH, END OF PERIOD                                             $4,646,000       $5,068,000

  SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                  $  213,000        $ 535,000
        Income taxes                                                  30,000        1,360,000
See accompanying notes

FIRST MORTGAGE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 1996

1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. In addition, this document should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for fiscal year ended March 31, 1996.

    The preparation of the financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.


2.  MORTGAGE SERVICING ASSETS

    Mortgage servicing assets consist of excess servicing fees, purchased servicing rights and originated servicing rights. Activities in each category are summarized as follows:

                                     Excess        Purchased       Originated
                                     Servicing     Servicing       Servicing
                                     Fees, Net     Rights, Net     Rights, Net
    Balance at March 31, 1996        $ 414,000     $   430,000     $  3,133,000
       Additions                             -         354,000        3,000,000
       Amortizations and write offs    (88,000)       (226,000)      (1,015,000)
       Impairment                            -               -           75,000
                                                                                (1)
    Balance at December 31, 1996      $ 326,000     $   558,000     $  5,193,000

<F1>

    (1) Figure includes $350,000 of originated servicing rights relating to mortgage loans held for sale to investors. Since the underlying loans have not yet been sold, no revenues have been recognized on these originated servicing rights for the nine months ended December 31, 1996.

3.  NOTES PAYABLE

    At December 31, 1996, the Company had line of credit agreements with two nonaffiliated banks, which provided for borrowings up to $30,000,000 and $15,000,000 with interest payable monthly at 1.25% or the bank's reference rate, depending on the level of borrowings and the compensating balances maintained. At December 31, 1996, borrowings under these lines of $24,888,000 were collateralized by mortgage loans held for sale.

    The line of credit agreements are subject to renewal on September 1, 1997 and August 31, 1997, respectively. Both agreements contain certain requirements, including, but not limited to, the maintenance of minimum net worth, debt to net worth ratio, current ratio, net income and servicing portfolio, and restrict the Company's ability to pay dividends. The Company believes its two lines of credit agreements will be renewed prior to their expiration.

    The Company has a presale funding facility with a nonaffiliated investment banking firm for borrowings under reverse repurchase arrangements, collateralized by mortgage loans held for sale pooled to form GNMA securities. There was no amount outstanding on December 31, 1996.

    The Company also has an unsecured line of credit of $2,000,000 with a nonaffiliated bank. The line was not utilized on December 31, 1996.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Three months ended December 31, 1996 compared to three months ended December 31, 1995.


GENERAL

     The Company reported net income of $402,000 or $0.07 per share for the quarter ended December 31, 1996, compared to net income of $583,000 or $0.10 per share for the comparable 1995 quarter. The decrease in net income was attributable to expenditures due to the expanding of our loan production operations and higher foreclosure expenses during the quarter.


REVENUES

     LOAN ORIGINATION INCOME
     For the quarter ended December 31, 1996, the volume of new mortgage loans closed increased by 44.9% to $102.64 million from $70.84 million in the prior year quarter. The increase is a reflection of our expansion of loan production capabilities over this fiscal year.

     For the three months ended December 31, 1996 loan origination revenue increased by 50.6% to $991,000 from the December 1995 quarter, due primarily to the higher volume of new loan originations.

     LOAN SERVICING INCOME
     Loan servicing income, representing the loan servicing fees, late charges and other fees earned by the Company for administering the loans in its servicing portfolio, rose 7.1% to $1.80 million for the three months ended December 31, 1996 from $1.68 million for the same period in 1995. The increase resulted from growth in the Company's servicing portfolio.

     As of December 31, 1996, the Company serviced $1.669 billion in loans compared to $1.567 billion at December 31, 1995, an increase of 6.5% after prepayments and scheduled amortization of mortgage loans. The growth in the servicing portfolio reflects the Company's long-term plan of retaining the servicing rights on most loan originations.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated.

                                       Three Months Ended
                                       December 31,
                                       1996           1995
                                       (Dollars in thousands except average loan balance)
Beginning loan service portfolio       $1,533,601     $1,477,951

Add: Loans originated                     102,641         70,849

Less:     Prepayment and amortization      66,094         62,121

Ending loan servicing portfolio         1,570,148      1,486,679

Sub-Servicing                              99,053         80,202

Total servicing portfolio              $1,669,201     $1,566,881

Average loan balance (end of period)     $ 96,519      $  94,402

     GAIN ON SALE OF MORTGAGE LOANS
     Due to intense price competition during the quarter, the gain on sale of mortgage loans was $1.67 million for the three months ended December 31, 1996, a decrease of 2.5% over the 1995 period.

     INTEREST INCOME
     Interest income, which reflects the interest received on mortgage loans held for sale and short-term investment in commercial paper, decreased to $485,000 for the three months ended December 31, 1996 from $553,000 for the comparable prior year quarter. This decrease was due primarily to less funds available for investment as more working capital was utilized for mortgage loan funding.


EXPENSES

     The major components of the Company's total expenses are (i) employees' salaries and commissions, (ii) general and administrative expenses and
     (iii) interest expense. Total expenses for the three months ended December 31, 1996 increased by 16.1% to $4.25 million from the three months ended December 31, 1995. Salaries and commissions were $2.16 million for the December 1996 quarter, an increase of 17.9% over the year-ago quarter. General and administrative expense increased by $335,000, or 20.6% over prior year. These higher expenses were a direct result of expanding production operations in the quarter and higher foreclosure expenses, partially offset by cost reduction measures taken by the Company.

     INTEREST EXPENSE
     Interest expense decreased 36.5% to $129,000 for quarter ended December 1996 from $203,000 for the same period in 1995. The decrease was due to an increase in use of working capital for loan fundings, resulting in lower warehouse line interest expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Nine months ended December 31, 1996 compared to nine months ended December 31, 1995.


GENERAL

     In the nine months ended December 31, 1996, the Company reported net income of $916,000 or $0.16 per share, compared to net income of $2.57 million or $0.44 per share for the same period of 1995. Total revenue decreased by 11.0% to $13.85 million from $15.56 million in the year earlier nine months. The lower operating results were largely due to a lower gain on sale of mortgage loans and higher operating expenses.


REVENUES

     For the nine months ended December 31, 1996, loan origination revenue decreased 6.1% to $2.67 million from $2.84 million for the nine months ended December 31, 1995. The lower loan origination revenue was largely due to a higher proportion of wholesale loans, which carry much lower front-end origination revenue than retail loans.

     The volume of new mortgage loan originations increased to $274.64 million from $241.37 million in the comparable period last year.

     Loan servicing income, representing the loan servicing fees, late charges and other fees earned by the Company for administering the loans in its servicing portfolio, rose 4.9% to $5.29 million for the nine months ended December 31, 1996 from $5.05 million for the same period in 1995 after prepayments and scheduled amortization of mortgage loans.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated:

                                       Nine Months Ended December 31,
                                       1996           1995
                                       (Dollars in thousands except average loan balance)
Beginning loan service portfolio       $1,477,161     $1,401,832

Add: Loans originated                     274,638        241,374

Less:     Prepayment and amortization     181,651        156,527

Ending loan servicing portfolio         1,570,148      1,486,679

Sub-Servicing                              99,053         80,202

Total servicing portfolio              $1,669,201     $1,566,881

Average loan balance (end of period)     $ 96,519      $  94,402
Weighted average interest rate               7.98%          8.18%

     The sale of mortgages for the nine months ended December 31, 1996 resulted in a gain of $4.22 million compared to a gain of $6.05 million for the 1995 period. The gain is adversely impacted by the escalating price competition.

     Interest income, which reflects the interest received on mortgage loans held for sale and short-term investment in commercial paper, increased 4.0% to $1.67 million for the nine months ended December 31, 1996 from $1.61 million for the 1995 period. This increase was due primarily to a larger mortgage inventory carried by the Company.


EXPENSES

     The major components of the Company's total expenses are (i) employees' salaries and commissions, (ii) general and administrative expenses and
     (iii) interest expenses. Total expenses for the nine months ended December 31, 1996 increased by $1.10 million or 9.8% from the nine months ended December 31, 1995. Salaries and commission expenses increased to $6.13 million compared to $5.79 million in the first nine months of fiscal year 1995. General and administrative expenses increased by 17.2% to $5.59 million from the comparable period in 1995. The increase was partly attributable to expenditure resulted from ongoing implementation of our production expansion plan, and higher foreclosure losses.

     Interest expense decreased 11.2% to $539,000 compared to $607,000 in the prior year. The drop was due to the increase in use of working capital in loan funding, hence incurring lower warehouse interest expense.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary liquidity requirement is the funding of its new mortgage loans and origination expenses. To meet these needs, the Company relies on warehouse lines of credit with banks, its own capital, cash flows from operations and short-term reverse repurchase agreements with other investment banking firms.

     The Company's mortgage loans held for sale increased from $19.88 million at March 31, 1996 to $31.96 million at December 31, 1996. At December 31, 1996, maximum permitted borrowings under the warehouse line of credit agreements with two nonaffiliated banks totaled $45 million and the amount outstanding was $24.89 million. Borrowings under these facilities are secured by mortgage loans. The agreements contain various covenants, including minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio, and restrict the Company's ability to pay dividends. The Company was in compliance with all debt covenants at December 31, 1996. The Company believes that the warehouse agreements will be renewed when the current terms expire in September 1997.

     In addition to the warehouse lines of credit, the Company may use the short -term reverse repurchase agreements provided by other investment banking firms in connection with its inventory of mortgage loans and mortgage-backed securities. There was no amount outstanding under the agreements at December 31, 1996.

     The Company had stockholders' equity of $25.45 million at December 31, 1996. Management believes that its current financing arrangements are adequate to meet its projected operation needs.


PROSPECTIVE TRENDS

     The increase in long-term interest rates during the first four months of the fiscal year had a negative impact on new loan originations, particularly those for refinance loans. Although our new loan originations increased to $275 million for the nine months ended December 31, 1996 compared to $241 million for the nine months ended December 31, 1995, the mix of new originations tilted more to wholesale rather than retail. Wholesale originations are price driven and carry very slim margins for origination revenue.

     We completed the wholesale expansion phase of our production growth plan, and have now moved to the retail branch expansion phase. Retail originations, although having better potential for origination revenue margins, are much slower to develop momentum and volume of new originations.

     Competition is more intense than at any time in the past, as the industry continues consolidation and downsizing. Pricing practices remain cut-throat in most of our markets, particularly at the wholesale level in which several of the major banks appear to be engaged in a virtual price war for mortgages originated through wholesale sources. Despite the challenges, however, we are confident that with our multiple origination channels, the Company remains poised to take advantage of whichever channel emerges as the most productive in the future. But competition at all levels is formidable and very price intensive, and likely to continue so over the coming year. Therefore, in the absence of a substantial reduction in long-term interest rates, we expect to operate at marginal returns at least for the near term. Nevertheless, we intend to remain focused on continuing the incremental implementation of our long-range growth plan.

PART II.  OTHER INFORMATION.


Item 6. Exhibits and Reports on Form 8-K.

        (a)  No exhibits are filed with this report.

        (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FIRST MORTGAGE CORPORATION




Date:  February 13, 1997                  By S/Clement Ziroli
                                             Clement Ziroli
                                             Chairman of the Board of Directors,
                                             Chief Executive Officer



Date:  February 13, 1997                  By S/Pac W. Dong
                                             Pac W. Dong
                                             Chief Financial Officer,
                                             Executive Vice President