Form 10-K
period 1997-03-31
FIRST MORTGAGE CORP /CA/
filed 1997-07-01
CIK 883369

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
[ X ]   Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the Fiscal Year Ended March 31, 1997, or

[  ]  Transition Report Pursuant to Section 13 or
   15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-19847

FIRST MORTGAGE CORPORATION
(Exact name of registrant as specified in its charter)

California                      95-2960716
(State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

3230 Fallow Field Drive         91765
Diamond Bar, California         (Zip Code)
(Address of principal executive
offices)

(909) 595-1996
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:            Name of each exchange on which
None                            registered:
                                None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant on June 21, 1997, based on the average bid and asked prices on that date reported by the OTC Bulletin Board, was $20,507,000. Solely for purposes of this calculation, all executive officers and directors of the registrant were considered affiliates as were all beneficial owners of more than 10% of the registrant's Common Stock. As of June 21, 1997, 5,859,117 shares of the registrant's Common Stock were issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the annual meeting of shareholders of the registrant to be held on October 16, 1997 are incorporated by reference into Part III hereof. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after March 31, 1997.

FIRST MORTGAGE CORPORATION
A California Corporation

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 1997


TABLE OF CONTENTS


Item No.                 Description                      Page


PART I

   1. Business                                                              1
   2. Properties                                                           15
   3. Legal Proceedings                                                    16
   4. Submission of Matters to a Vote of Security Holders                  16

PART II

   5. Market for the Registrant's Common Equity and Related Stockholder
         Matters                                                           16
   6. Selected Financial Data                                              17
   7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             18
   7A.   Quantitative and Qualitative Disclosures About Market Risk        25
   8. Financial Statements and Supplementary Data                          25
   9. Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                              25

PART III

   10.   Directors and Executive Officers of the Registrant                26
   11.   Executive Compensation                                            26
   12.   Security Ownership of Certain Beneficial Owners and Management    26
   13.   Certain Relationships and Related Transactions                    26

PART IV

   14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K  26

      Signatures                                                           31

PART I

ITEM 1.  BUSINESS

General

   First Mortgage Corporation ("First Mortgage" or the "Company") is a mortgage banking firm primarily engaged in the mortgage banking business since its incorporation in California in 1975. The Company originates, purchases, warehouses, sells and services primarily first mortgage loans for the purchase or refinance of owner-occupied one-to-four family residences located principally in California. The Company originates mortgage loans in geographic areas with moderately priced housing through a network of 13 offices located in California, Nevada and Washington. Mortgage loans are originated by the Company through the following sources: Retail production loans are generated by referrals from real estate brokers, builders and other sources. Refinance loans are originated by the Consumer Direct Marketing division through targeted mail solicitations and direct telemarketing, and wholesale production generally represents loans originated through approved mortgage loan brokers.

   Generally, First Mortgage sells all mortgage loans that it originates or purchases to institutional investors in the secondary mortgage market, retaining the servicing rights on a portion of such loans. The Company emphasizes the origination of mortgage loans insured by the Federal Housing Authority ("FHA") or partially guaranteed by the Veterans Administration ("VA") (collectively, "FHA/VA loans"). The Company's FHA/VA loans are pooled to form securities of the Government National Mortgage Association ("GNMA") which are sold in the secondary mortgage market to investment banking firms, substantially all of which are primary dealers in government securities. Management believes that the origination of FHA/VA loans benefits the Company by (i) increased loan servicing income due to the higher servicing fees and longer average loan lives generally associated with FHA/VA loans, and (ii) reduced interest rates paid on warehousing lines of credit due to the Company's ability to utilize tax and insurance impound accounts associated with FHA/VA loans as compensating balances with its creditor banks.

   First Mortgage also originates conventional mortgage loans which comply with the requirements for sale to, or conversion into securities issued by, the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company sells a portion of the conventional mortgage loans that it originates under purchase and guarantee programs sponsored by FNMA and FHLMC. These programs provide for either direct sale of mortgage loans to FNMA or FHLMC, or for pooling of mortgage loans in exchange for securities issued by FNMA or FHLMC. The Company sells FNMA and FHLMC securities in the secondary mortgage market primarily to investment banking firms, substantially all of which are primary dealers in government securities. Conventional loans originated by the Company, including those which do not conform to government agency requirements, are also sold to banks and other private institutional investors under the Company's correspondent relationships with several such investors. The Company believes that the ability to originate a substantial volume of conventional loans is important to the success of its business. The origination of conventional loans prevents over-dependence upon FHA or VA programs (which are subject to change), and enables the Company to offer mortgage loans to a wider variety of markets and referral sources, thereby enhancing the Company's overall mortgage loan origination capability.

   First Mortgage funds mortgage loan originations and purchases with working capital and short-term borrowings under warehousing lines of credit. The Company generally holds or "warehouses" mortgage loans for a short period of time (on average 25 days) pending their nonrecourse sale to institutional investors in the secondary market as individual loans or as mortgage-backed securities.

   First Mortgage's loan servicing activities include the collection, remittance and general administration of mortgage loan payments. The Company plans to increase loan servicing income through continued expansion of its mortgage servicing portfolio. Growth of the mortgage servicing portfolio is generated primarily through the retention of servicing rights on a portion of the mortgage loans originated by the Company, and to a lesser degree through the direct acquisition of servicing rights on loans originated by others. The Company believes that it can experience (i) increased operating efficiencies as its mortgage servicing portfolio grows in size, and (ii) reduced earnings volatility as loan servicing income increases, thereby providing a consistent source of income in periods of rising interest rates during which the number of mortgage loan originations and mortgage loan prepayments tend to decrease. The mortgage servicing portfolio generally gains value as the interest rates increase, and provides the Company with a source of liquid assets should the need for additional capital arise. The Company's mortgage servicing portfolio has grown to $1.684 billion at March 31, 1997 from $1.570 billion at March 31, 1996, an increase of 7.3%.

   The various phases of First Mortgage's business are discussed in greater detail below.

Loan Origination

   The Company originates mortgage loans through three primary sources: retail, which represents loans generated through real estate brokers and builders; direct consumer marketing, which represents loans initiated through direct mail and telephone; and wholesale, which represents loans solicited from loan brokers. Substantially all mortgage loans originated through such sources by the Company are underwritten, funded and closed by the Company.

   First Mortgage's loan origination activities include (i) offering a variety of residential mortgage loans, (ii) attracting suitable loan applicants, (iii) reviewing borrower credit and mortgaged property title, appraised value and insurance ("underwriting"), (iv) issuing conditional loan commitments, and (v) funding qualified loans at closing.

   Types of Loans Originated. The Company originates three types of residential mortgage loans: (i) FHA/VA loans which qualify for sale in the form of securities guaranteed by GNMA; (ii) conventional mortgage loans which comply with the requirements for sale to, or conversion into securities issued by, FNMA or FHLMC ("conventional conforming loans"); and (iii) conventional mortgage loans which comply with other institutional investor loan requirements ("conventional nonconforming loans"). The Company does not originate any conventional conforming loans or conventional nonconforming loans (collectively, "conventional loans") with loan-to-value ratios above 80% unless the borrowers obtain private mortgage insurance for the Company's benefit from companies rated by Standard & Poor's Corporation or by Moody's Investor Service, Inc.

   All loan applications, regardless of source, must be approved by the Company in accordance with its underwriting criteria, including loan-to-value ratios, borrower income and credit qualifications, investor requirements, necessary insurance and property appraisal requirements. The Company's underwriting standards also comply with the relevant guidelines set forth by the FHA, VA, FMHA, FNMA, FHLMC, private institutional investors and/or conduits and private mortgage insurers, as applicable.

   Management believes that the origination of FHA/VA loans benefits the Company from (i) increased loan servicing income due to the higher servicing fees and longer average loan lives customarily associated with FHA/VA loans, and (ii) reduced interest rates on warehousing lines of credit due to the Company's ability to utilize tax and insurance impound accounts associated with FHA/VA loans as compensating balances with its creditor banks. However, the Company also originates conventional loans and maintains a flexible loan origination network that is capable of increasing the volume of conventional loan production as market conditions warrant.

   The Company receives fees from borrowers for the origination of retail loans, generally in the range of one to two percent of the principal amount of the loan. The Company also receives fees in connection with the origination of wholesale loans which average approximately 0.5% per loan. The company may charge additional fees depending upon market conditions or the Company's objectives concerning loan origination volume and pricing. The Company incurs certain costs in originating loans, including overhead, out-of-pocket costs, interest on money borrowed to finance loans and, where the loans are subject to a purchase commitment from private investors, related commitment fees. The volume of and type of loans and commitments made by the Company vary with competitive and economic conditions, resulting in fluctuations in revenues from loan originations. In periods of rising interest rates, the Company's volume of loan originations, particularly refinancings, declines, and the Company's revenues from loan originations decrease.

   The following table sets forth for the periods indicated, the number, dollar volume, percentage of total volume and average loan balance of the FHA/VA loans, conventional conforming loans and conventional nonconforming loans originated and purchased by the Company:


                            Year Ended March 31,
                       1997           1996           1995
          (Dollars in thousands, except average loan balance data)
FHA/VA Loans:
 Number of loans              1,575          1,421          1,223
 Volume of loans           $158,502       $133,891       $118,119
 Percent of total volume      44.9%          40.5%          67.7%
 Average loan balance      $100,636        $94,223        $96,581

Conventional Conforming
Loans (1):
 Number of loans                607            618            409
 Volume of loans            $77,097        $80,798        $48,990
 Percent of total volume      21.8%          24.4%          28.1%
 Average loan balance      $127,013       $130,741        $119,780

Conventional Nonconforming
Loans:
 Number of loans                379            366              34
 Volume of loans           $117,812       $116,207          $7,435
 Percent of total volume      33.3%          35.1%            4.2%
 Average loan balance      $310,850       $317,505        $218,669

Total Loans (1):
 Number of loans              2,561          2,405           1,666
 Volume of loans           $353,411       $330,896        $174,544
 Average loan balance      $137,997       $137,586        $104,768

<FN1>
(1)Includes second priority conventional conforming loans which aggregate less than 1% of the total dollar volume of loans originated and purchased in each of fiscal 1997, 1996, and 1995.

   Mortgage loans originated by the Company are loans which primarily fund the purchase of owner-occupied residential real property, or refinance loans which repay and replace existing mortgage loans on owner-occupied residential real property. The volume of refinance loans as a percentage of the Company's total mortgage loan origination volume for fiscal years 1997, 1996 and 1995 was approximately 38%, 46% and 22%, respectively. For fiscal years 1997, 1996 and 1995, approximately 16%, 41% and 15%, respectively, of the Company's refinance loans were originated under the FHA's "streamline" refinance program. Pursuant to this program, the FHA insures refinance loans intended solely to reduce the payments on existing FHA-insured mortgage loans. The Company believes that in some form, refinance loans will continue to represent a portion of its total mortgage loan origination volume, the amount dependent upon the level of interest rates at any given time.

   Solicitation of Loan Applicants. First Mortgage follows a marketing strategy designed to maximize the efficiency of the Company's loan solicitation and origination activities. This strategy includes (i) operating a flexible branch office network, (ii) utilizing an incentive compensation structure for the majority of its work force, (iii) employing cost-efficient consumer marketing techniques, and (iv) emphasizing prompt and professional customer services.

   In accordance with this strategy, the Company operates a network of retail branch offices in service areas which are located near potential borrowers, real estate brokers, builders, developers and other referral sources. This enhances the ability of the Company's sales force to solicit potential customers and referral sources and to develop referral networks which provide recurring business. To maintain this strategy, the Company's senior management actively seeks new service areas and continually reviews existing service areas to assess whether to open or close branch offices. The Company attempts to open new retail branch offices in areas where the population is growing and where housing prices are affordable to moderate income homebuyers.

   While the operation of a productive network of retail branch offices is essential to mortgage loan originations, the Company believes that it is equally important to maintain the flexibility to open or close branch offices in a timely, cost-efficient manner as local market conditions dictate. Accordingly, the Company typically enters into month-to-month or one to two year short-term leases for 1,000 to 2,000 square foot offices, and does not enter into long-term employment agreements with branch office employees. Over the last five fiscal years, the Company has operated between 10 and 18 branch offices in varying locations in California, Nevada, Oregon and Washington. The Company currently operates a retail network of six California offices located in Covina, Diamond Bar, San Diego, Fairfield, Stockton and Modesto, as well as Reno, Nevada. Management plans to add additional branch offices in order to increase new loan production, some of which may be located outside existing service areas. Given the Company's present high concentration of loan originations in California, there can be no assurance that its results of operations will not be adversely affected to the extent California experiences decreased residential real estate lending activity.

   First Mortgage operates retail branch offices as individual profit centers. Scheduled fees for loans originated and other services provided by the Company's corporate headquarters are allocated to each branch office in determining the office's profitability. Branch offices are staffed entirely by Company employees. A typical retail branch office staff consists of a branch manager, one to four salespersons, one to three loan processors and one or two clerical office assistants. Salespersons are full-time employees who work exclusively for the Company and are contractually obligated to comply with the Company's business practice guidelines.

   First Mortgage's retail marketing strategy also includes an incentive compensation system designed to encourage quality mortgage loan production and to retain productive managers and salespersons. A branch manager's compensation includes (in addition to a base salary) a bonus based upon loan production and a percentage of the branch office's annual profits. Salespersons are compensated solely on commissions based upon revenue generated from their respective loan closings. In addition, loan processors at the branch office level receive, in addition to a salary, a bonus based on the number of mortgage loans which are closed and; therefore, have met the Company's underwriting criteria. The Company believes that an incentive compensation system based on the number and quality of loans produced improves overall profitability, customer and employee relations and the Company's reputation for providing timely and quality mortgage banking services.

   The utilization of personal solicitation techniques is another aspect of the Company's marketing strategy. The Company believes that on-going personal relationships between retail branch salespersons and real estate brokers, builders, developers and prior customers through regular direct contact represent the most productive solicitation technique since historically the majority of the Company's loan originations have been generated through these referral sources. The Company engages in only limited mass media advertising because it believes that the costs associated with such advertising usually outweigh the benefits. The Company also directly solicits borrowers for refinance loans, primarily through targeted mailings and telemarketing.

   First Mortgage's reputation for prompt and professional service is an integral component of the Company's marketing strategy. The Company believes that its ability to process retail loan applications quickly has become increasingly important in the market place. The average period between a retail branch office's receipt of a loan application and the Company's final lending commitment now is typically less than 15 days. Despite the speed with which loan applications are processed, the Company does not compromise its comprehensive underwriting and quality control criteria. The utilization of new technology and computerization of all critical phases of operations have had a significant impact on the Company's cost control efforts especially during the recent downturn in loan production.

   The Company's wholesale loan origination business utilizes independent loan brokers to originate mortgage loan applications. The Company's wholesale operations sales staff solicits loans meeting the Company's underwriting criteria from loan brokers who have been approved by the Company. Upon receipt of referrals, and prior to loans being funded, the Company subjects broker-referred loan applications to the same underwriting, verification and approval process applied to loan applications obtained through its retail branch offices. Upon approval, these loans are funded and closed by the Company. The Company operates wholesale branch offices in San Jose, California, Seattle, Washington and Diamond Bar, California.

     The wholesale purchase business involves the acquisition of FHA/VA loans that other mortgage lenders have underwritten and committed to fund. These loans are funded in the name of the selling mortgage lender; however, proceeds for funding are provided by the Company through its warehousing lines of credit. The first mortgage deeds of trust associated with these loans are recorded in the name of the selling mortgage lender together with a simultaneous assignment of the deeds of trust to the Company. Such loans are then sold in the secondary mortgage market with the Company usually retaining the underlying servicing rights. FHA/VA loans purchased in this manner do not subject the Company to potential liability for any errors, omissions or breaches of representations or warranties by the selling mortgage lender in connection with its underwriting of the loans. Mortgage loan production through wholesale originations and purchases as a percentage of total loan origination volume for fiscal 1997, 1996 and 1995 was 57%, 38% and 7%, respectively.

   Loan Processing and Underwriting. Upon receipt of mortgage loan applications, branch office loan personnel verify the completeness and accuracy of application information. Verification procedures include, among other things, obtaining (i) third-party written confirmations of the applicant's income and bank deposits, (ii) a formal credit report on the applicant from a credit reporting agency, and (iii) a preliminary title report and a real estate appraisal. The Company's underwriting department is responsible for the selection of the credit reporting agency, and such agency must use all three credit reporting repositories, which exceeds the requirements of FHA, VA, FNMA and FHLMC. The Company's in-house appraisers, or appraisers approved and chosen at random by the FHA or VA, prepare property appraisals for FHA/VA loans. Appraisals for retail conventional loans are prepared by the Company's in-house appraisers, or one of a limited number of pre-approved independent appraisers who have contractually agreed to comply with the Company's written appraisal specification requirements and who meet its experience, education and reputation standards. Wholesale loan appraisals are independently audited through the Company's quality assurance department.

     Once an application has been verified and reviewed at the branch office level, a formal loan application is assembled and submitted to the Company's underwriting department. The underwriting department scrutinizes all loan applications, other than loans purchased on a wholesale basis, in accordance with the specific agency or investors' underwriting guidelines, including loan-to-value ratios, borrower income qualifications, investor requirements, necessary insurance and property appraisal requirements. The Company's underwriting guidelines comply with all underwriting criteria of FHA, VA, FNMA and FHLMC and in some cases are more comprehensive. The Company's underwriting guidelines for conventional nonconforming loans are based on the underwriting standards required by the institutional investors to whom such loans will be sold. The Company's underwriting personnel function independently of the Company's mortgage loan origination personnel. The Company believes that the implementation and enforcement of comprehensive underwriting guidelines has mitigated the increase in foreclosure loss expense which, as a percentage of the Company's mortgage servicing portfolio, was 0.091% in fiscal 1997, 0.094% in fiscal 1996 and 0.089% in fiscal 1995.

   First Mortgage's quality assurance department audits a minimum of 10% of all formal retail loan applications submitted to the underwriting department in order to enhance the ongoing evaluation of the loan processing function, including employees, credit reporting agencies and independent appraisers. Applications from retail branch offices are chosen for audit in a manner that assures impartiality. Higher risk loans, such as those on three and four-unit properties are audited more frequently than other loans, and nearly all broker-referred loans are audited. The quality assurance department re-verifies all employment and bank verifications, and obtains a separate credit report from a second credit reporting agency as well as a written appraisal critique from a second appraiser or audit agency familiar with the area of the mortgage property. The quality assurance department submits all audit results directly to the president of the Company. Management believes that by performing comprehensive quality assurance audits, mortgage loans of investment quality will be originated and negligent underwriting, foreclosure loss expense and overall Company risk will be minimized.

     Loan Commitments. First Mortgage does not issue final loan commitments to fund or acquire mortgage loans unless it is confident that the loan will meet the acquisition criteria of institutional investors in the secondary mortgage market. Subsequent to underwriting approval and prior to loan funding, the Company issues conditional loan approvals to qualified applicants. Conditional approvals indicate loan amounts, prevailing interest rates, fees, funding conditions and approval expiration dates. The interest rate indicated is usually subject to change in accordance with market interest rate fluctuations until the final loan closing documents are prepared, at which time the Company commits to a stated interest rate ("interest rate lock-in") typically for a maximum of 15 days. The Company determines the effective interest rates for mortgage loans based upon its daily review of prevailing interest rates in the secondary mortgage market, and interest rate lock-ins beyond 15 days are not issued unless the Company receives an appropriate fee premium based upon an assessment of the risk associated with the longer lock-in period. For instance, the Company may issue a conditional loan approval with an interest rate lock-in for up to 60 days. In such cases, the Company charges an extended fee premium average of 0.25% to 0.50% of the mortgage loan amount.

   Loan Funding. At closing, First Mortgage funds mortgage loans first with available working capital, which represents the Company's lowest cost of funds, and second with short-term borrowings under warehousing lines of credit which currently aggregate $46.5 million. The Company's current warehousing lines of credit include a $30 million secured line of credit for 90-day notes with Bank of America National Trust and Savings Association ("Bank of America") that is subject to renewal on September 1, 1997; a $15 million secured line of credit for 90-day notes from Sanwa Bank of California ("Sanwa Bank"), subject to renewal on August 31, 1997; and a $1.5 million unsecured line of credit with the Company's Chairman of the Board that is subject to renewal on December 31, 1997. Advances under the Company's secured lines of credit are collateralized with the mortgage loans which they fund. The Company repays outstanding balances under warehousing lines of credit and replenishes its working capital with the proceeds from the sale of mortgage loans. Accordingly, the Company depends on mortgage loan sales to originate new mortgage loans without exceeding the limits of its warehousing lines of credit and available working capital.

   First Mortgage pays interest on funds advanced under the warehousing lines of credit at pre-negotiated rates. The Company must maintain minimum compensating balances with its creditor banks, which balances can be satisfied in whole or in part with tax and insurance impound funds held in custodial accounts for mortgage loans serviced by the Company. By maintaining compensating balances in excess of the minimum requirements, the Company can, and frequently does, borrow funds under the warehousing lines of credit at reduced interest rates. This method of reducing the Company's cost of borrowing can significantly improve the profitability of warehousing mortgage loans. While the Company's warehousing lines of credit are subject to periodic renewal, the Company has historically renewed or replaced these lines of credit at satisfactory rates, and the Company believes that it maintains an excellent relationship with its current lenders. There can be no assurance, however, that such financing will continue to be available to the Company on favorable terms.

Loan Warehousing

   First Mortgage normally warehouses funded mortgage loans for a short period of time (on average 25 days), depending upon the delivery dates negotiated with institutional investors, the volume of loan originations, the availability of working capital and the amount available under warehousing lines of credit prior to purchase of the loans by institutional investors. The Company receives, as net interest income, the difference between the interest received on mortgage loans held prior to sale which are financed under warehousing lines of credit, and the interest paid by the Company under such lines of credit. The Company also receives interest income from mortgage loans funded with working capital. The Company attempts to mitigate interest rate risk by warehousing mortgage loans for relatively short time periods. Although this strategy may limit the amount of net interest income realized, management believes that this strategy is prudent and protects the Company from unexpected interest rate fluctuations.

Loan Sales

   Unlike financial institutions and other lenders which customarily originate or acquire mortgage loans for long-term investment, mortgage bankers, including the Company, originate and purchase mortgage loans with the intention of selling them shortly after they are funded. Mortgage loans originated or purchased by the Company are sold to institutional investors in the secondary mortgage market with the Company generally retaining the right to service such loans.

   The majority of the Company's FHA/VA loans are pooled to form GNMA securities and are sold to investment banking firms, substantially all of which are primary dealers in government securities. Conventional conforming loans are sold for cash as individual whole loans to FNMA, FHLMC or other institutional investors. The Company sells its conventional nonconforming loans to institutional investors in privately negotiated transactions. In fiscal 1997, approximately 35% of the principal amount of the Company's mortgage loans were converted into GNMA securities, 5% were sold directly to FNMA or FHLMC for cash and the remaining 60% of the Company's mortgage loans were sold to institutional investors. The Company expects to continue to use these methods of selling mortgage loans, but in varying degrees in accordance with prevailing market conditions and may also employ other sales methods if management determines that it is prudent to do so.

     Since the Company's inception, all originated or purchased mortgage loans have been sold in the secondary mortgage market without recourse to the Company in the event of borrower default, subject to certain limitations applicable to VA loans. With respect to mortgage loans securitized through GNMA programs, the Company is insured by the FHA against foreclosure losses on FHA loans, and the VA guarantees against foreclosure losses on VA loans, subject to a limitation of 25% of the loan or such higher percentage that does not exceed $50,750. Mortgage loans sold to, or securitized through, FNMA or FHLMC are contractually nonrecourse to the Company upon borrower default.

   In connection with loan exchanges and sales, the Company makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations, program standards and information accuracy. In the event of a breach of these representations and warranties, the Company could be required to repurchase such loans.

   The sale of mortgage loans generates a gain or loss to the Company primarily as a result of the following factors. First, the Company may fund a loan at a price (i.e., interest rate and discount) that is higher or lower than the price the Company would receive if it immediately sold the loan in the secondary mortgage market. These pricing differences occur principally as a result of competitive pricing conditions in the primary loan origination market. In 1997 and 1996, price competition was intensive primarily due to aggressive marketing actions taken by major banks seeking to increase their market share. If the pricing pressure continues, future marketing results will be negatively impacted. Second, gains or losses may result from changes in the market value of the loans, or in the value of the commitments to purchase loans as a result of interest rate fluctuations, from the time the Company commits to a stated interest rate charged to a borrower (i.e., an interest rate lock-in) until the time the loan is sold or a fixed-price purchase commitment is obtained in the secondary mortgage market. Consequently, if the Company anticipates that interest rates will increase, it seeks to purchase commitments from institutional investors to buy mortgage loans in amounts in excess of the Company's current fundings. If the Company does not deliver loans to fulfill these commitments, the commitment fees are expensed. If interest rates subsequently increase, and if the Company has obtained such commitments at fixed interest rates and subsequently funds loans at higher interest rates, it will benefit from the increased interest rate spread. However, if the Company anticipates that interest rates will decrease, commitments are obtained from institutional investors only for those loans which the Company expects to fund immediately. This practice minimizes the potential commitment fee expense relating to unused commitments.

   First Mortgage's net gain or loss on sale of mortgage loans generally equals the sum of (i) the cash gain or loss, which is the difference between the Company's carrying value and the selling price of the loans, net of commitment fees paid by the Company, and (ii) the excess service fee amounts equal to the present value of servicing fees to be received in future years in excess of normal rates based upon the estimated life of the loans. The amount of the excess service fee, if any, is recorded as revenue, capitalized and amortized over the estimated average remaining loan life. If the realized life of the loan proves to be shorter than the estimated loan life (generally due to loan prepayments resulting from refinancing in response to interest rate declines), the amortization of the excess service fee is accelerated through a charge against current income.

   In fiscal year 1997 and 1996, the gain or loss on mortgage loans was also impacted by the implementation of Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" (FAS 122). FAS 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on its fair value relative to the loan as a whole. Gains attributed to the adoption of FAS 122 are discussed further in Notes to Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Loan Servicing

   First Mortgage services substantially all the mortgage loans that it originates or purchases. Loan servicing is performed at the Company's corporate headquarters, and includes (i) collecting and remitting loan payments, (ii) accounting for principal and interest, (iii) holding and disbursing escrow or impound funds for real estate taxes and insurance premiums, (iv) contacting delinquent borrowers, (v) supervising foreclosures, and (vi) otherwise administering mortgage loans for institutional investors. At March 31, 1997, approximately 53% of the aggregate principal amount of the Company's mortgage servicing portfolio consisted of FHA/VA loans. The Company believes that such loans are desirable to service because they typically command higher servicing fees (currently 0.40% of the declining principal amount) and generally have longer average loan lives. Overall, the Company receives annual loan servicing fees that presently average 0.37% (net of amortization of excess service fee, purchased servicing rights and agency guarantee fees), and range from 0.25% to 1.50% per annum of the declining principal amount of serviced loans. The Company also retains late charges paid by borrowers and other customary fees associated with loan servicing. While the Company periodically has sold a portion of newly funded mortgage loans on a servicing-released basis, it has never sold any servicing rights from its mortgage servicing portfolio; however, the sale of such rights represents an available source of funds. The Company also has been acquiring servicing rights for loans originated by other lenders since October, 1991. The Company intends to acquire additional servicing rights whenever attractive opportunities exist.

   The following table sets forth certain information regarding the Company's mortgage servicing portfolio for the periods indicated:





                                      Year Ended March 31,
                                    1997         1996         1995
                                        (Dollars in thousands,
                                      except for number of loans
                                         serviced and average
                                            loan balance)
Beginning loan servicing portfolio  $1,477,161   $1,401,832   $1,355,164
Add: Loans originated and purchased    353,411      330,896      174,544
     Purchase of servicing              14,960        6,431       16,320
Less:Prepayment of loans              (149,953)    (161,146)    (119,846)
     Amortization                      (23,779)     (21,286)     (20,444)
     Loans sold servicing released     (87,963)     (79,566)      (3,906)
Ending loan servicing portfolio      1,583,837    1,477,161    1,401,832
Sub-servicing                           99,815       92,544      132,056
Total servicing portfolio           $1,683,652  $ 1,569,705   $1,533,888

Number of loans serviced (end of
     year)                              17,466        16,820      16,614
Average loan balance (end of year)      $96,396       $93,324    $92,325

   The interest rate stratification of the servicing portfolio at March 31, 1997 is as follows:

Interest Rate         Principal Balance     Percent of Total
                      (Dollars in
                      thousands)
7.00% and Under       $214,531              12.7%
7.01% to 8.00%         830,707              49.4%
8.01% to 9.00%         517,156              30.7%
9.01% to 10.00%         92,643               5.5%
10.01% to 11.00%        21,343               1.3%
Over 11.00%              7,272               0.4%
Total Servicing
   Portfolio        $1,683,652              100.0%

   The weighted average interest rate of the Company's servicing portfolio was 7.97% at March 31, 1997 as compared with 8.01% at March 31, 1996.

   At March 31, 1997, approximately 47% of the Company's mortgage servicing portfolio was covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA. Under these agreements, the Company may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Company cannot charge any interest on such advanced funds, the Company typically recovers the advances within five to ten days upon receipt of the borrower's payment, or in the absence of such payment, most of the advances can be recovered through FHA insurance, VA guarantee, FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. The Company has a $2 million line of credit with Sanwa Bank for the purpose of funding servicing advances. This line of credit was not utilized in fiscal 1997 since all advances were covered by working capital. During fiscal 1997 the monthly average amount of funds advanced by the Company for mortgage payments, taxes, insurance, foreclosure expenses and non-mandatory early removal of foreclosed loans (being processed by the Company) from GNMA pools amounted to

$12,594,000. The total amount of all such advances during fiscal 1997 that were not recovered by the Company was $1,406,000. The balance of the Company's mortgage servicing portfolio is covered by servicing agreements that require the Company to make required loan payments only out of funds actually received from borrowers.

   The following table sets forth the geographic distribution of the Company's loan servicing portfolio at March 31, 1997.

                                                            Percentage
             Number of       Percentage      Principal      of Principal
State        Loans           of No. of       Balance        Balance
             Serviced        Loans           Serviced       Serviced
                             Serviced        (Dollars in
                                             thousands)

California   15,580          89.2%           $1,530,031     90.9%
Nevada          873           5.0%               67,230      4.0%
Washington      587           3.4%               65,932      3.9%
Colorado        145           0.8%                3,974      0.2%
Oregon          111           0.6%               11,356      0.7%
Texas           107           0.6%                3,285      0.2%
Other States     63           0.4%                1,844      0.1%
Total        17,466          100.0%          $1,683,652    100.0%

   The Company believes that its mortgage servicing portfolio (net of capitalized mortgage servicing fee assets) has significant market value, although most of the mortgage servicing portfolio has not been treated as an asset for financial statement reporting purposes. The two primary risks to mortgage servicing portfolio revenue (and therefore mortgage servicing portfolio market value) are loan prepayments and loan foreclosures which prematurely eliminate or reduce future loan servicing fees. The prepayment risk to the mortgage servicing portfolio increases as (i) mortgage interest rates decline, and (ii) the percentage of adjustable rate mortgages ("ARM's") in a servicing portfolio increases because ARM's historically are prepaid more frequently than fixed-rate loans. The Company believes that the composition of its mortgage servicing portfolio, as measured by interest rates, compares favorably to that of the mortgage banking industry as a whole. Since the Company's mortgage servicing portfolio as of March 31, 1997 consists of mortgage loans with an average interest rate of 7.97% which compares favorably to the prevailing interest rate, the Company believes that the risk of prepayment and the potential runoff of the portfolio, and thus corresponding reduction of loan servicing income, is minimized. At March 31, 1997, ARM's represented approximately 18% of the aggregate dollar amount of loans in the Company's mortgage servicing portfolio. At March 31, 1997, 0.62% of the number of mortgage loans in the Company's mortgage servicing portfolio were more than 90 days past due, and 1.37% of the number of mortgage loans were in foreclosure.

   First Mortgage believes that its loan servicing and loan origination operations reduce the risk of fluctuating interest rates. As interest rates increase, loan origination income may decrease; however, this decline is mitigated by the stabilization of loan administration income generated by the Company's mortgage servicing portfolio as a result of diminished loan prepayments. Conversely, as interest rates decline, increased loan prepayments may reduce loan administration income, but this reduction tends to be offset by increased loan originations and servicing fees due to increased loan originations. The Company can reduce the risk to its loan servicing and origination revenue resulting from interest rate fluctuations by selling mortgage loans for a premium on a servicing-released basis when interest rates are high, and by increasing its solicitation of refinance loans when interest rates are low.

Seasonality

   The mortgage banking industry is usually subject to seasonal trends. These trends reflect the general pattern of nationwide home sales. Such sales typically peak during the spring and summer seasons and decline to lower levels from mid-November through January.

Competition

     The mortgage banking business is highly competitive and fragmented. First Mortgage Corporation competes with other mortgage bankers, state and national banks, savings and loan associations, mortgage brokers, credit unions and others for mortgage loans. The record refinance surge of 1992 and 1993 led to a rapid expansion of mortgage providers, resulting in industry over-capacity when interest rates rose in 1994 and the volume of mortgage loans declined accordingly. Estimated U.S. mortgage origination volume fell to $750 billion in 1996 from $1.0 trillion in 1993 and $894 billion in 1992. During fiscal 1997 and 1996 competition for mortgage loans remained intense due both to industry over-capacity and the expanded aggressiveness of major banks. Banks have an advantage over others in that they can price their mortgages at their lower short term cost of funds. And, due to their strengthened capital position which increased their capacity to hold portfolio loans, banks have become extremely aggressive with mortgage price discounting in order to expand their mortgage base as a platform from which to cross-sell other bank products. The result is a competitive market wherein major banks, through their mortgage banking subsidiaries, are far more aggressively pricing their loans than the traditional secondary market agencies such as FHLMC and FNMA. Recognizing this, the Company established a strategic mortgage servicing-retained arrangement with one west coast bank and is exploring other such opportunities. Additionally, the Company has correspondent relationships with several of the most aggressive major banks. The Company also competes by operating only in strategically selected geographic markets, motivating its sales force through incentive compensation based on loan origination volume, providing prompt and comprehensive service and otherwise maintaining strong professional relationships with realtors, developers and customers.

Regulation

   First Mortgage is an FHA-approved Direct Endorsement Mortgagee, a VA Automatic Lender, an approved issuer and servicer under the GNMA mortgage-backed securities program, and an approved seller and servicer with the FNMA, FHLMC, the California Housing Financing Agency, the California Public Employees Retirement System and several private mortgage-backed securities conduit companies. As such, the Company's mortgage banking business is subject to the periodic reporting, examination and auditing requirements and other rules and regulations of such governmental agencies with respect to its net worth and its mortgage loan origination, processing, sales and servicing. These rules and regulations, among other things, prohibit race, age and sex discrimination, provide for inspections and appraisals of properties, require credit reports on prospective borrowers, fix (in some cases) maximum interest rates, fees and loan amounts, and mandate the annual submission of audited financial statements.

   First Mortgage's loan origination activities are also subject to such federal laws as the Equal Credit Opportunity Act, the Truth-In-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. Furthermore, the Company is licensed to do business in California, Nevada, Oregon, Washington and Texas, and its mortgage banking operations are subject to the laws of those states, including those prohibiting usury. The Company is licensed by the California Department of Corporations as a Residential Mortgage Lender.

   The Company employs a full-time compliance officer and Quality Assurance staff to monitor and audit compliance with all regulatory requirements.

Employees

   As of March 31, 1997, First Mortgage employed 146 persons. None of the Company's employees is represented by a labor union, and the Company believes that it has an excellent relationship with its employees.

ITEM 2. PROPERTIES

   First Mortgage's executive and administrative headquarters are located in a 22,000 square foot office building at 3230 Fallow Field Drive, Diamond Bar, California 91765. The entire building is leased by the Company from Fin-West Group ("Fin-West"), an affiliated corporation which owns 81.4% of the Company's outstanding common stock. The lease requires monthly rental payments of $20,000 and expires on December 31, 1997, subject to the Company's right to extend the term of the lease for one additional one-year term. The monthly rental payment for any lease extension is subject to increase (but not decrease) upon any such extension. Such payments may not exceed the fair market rent for comparable facilities at the time of the extension. The Company pays for all property taxes, repairs, insurance and utility services for the entire building. The Company believes the current facilities are adequate to meet foreseeable future needs.

   The Company's branch offices each are leased at varying rates and each office contains approximately 1,000 to 2,000 square feet. For the year ended March 31, 1997, the annual aggregate rental expense for all branch offices was approximately $211,000. Most of the Company's branch offices are on month-to-month or one year short-term leases. No branch office leases generally extend beyond two years.

ITEM 3. LEGAL PROCEEDINGS

   First Mortgage is currently a defendant in certain litigation arising in the normal course of its business. In the opinion of the Company, any potential liability with respect to such legal actions will not, in the aggregate, be material to the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 1997.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
      STOCKHOLDER MATTERS

   The Company's Common Stock was traded on the NASDAQ National Market System (the "NASDAQ System") under the symbol FMOR from April 20, 1992 to April 24, 1997, and is presently traded on the Over The Counter ("OTC") Bulletin Board under the same trading symbol. The reason behind the change was that the Company no longer retains two registered and active market makers as required by NASDAQ.

   The following table sets forth the high and low bid quotations per share of the Company's Common Stock during each of the quarterly periods indicated below.

Fiscal 1997:                High                Low
First quarter             $ 6.75              $ 4.63
Second quarter              5.63                4.63
Third quarter               5.63                4.13
Fourth quarter              5.13                4.13

Fiscal 1996:                High                Low
First quarter             $ 5.00              $ 4.00
Second quarter              6.00                4.50
Third quarter               6.50                5.00
Fourth quarter              7.50                5.75



   As of March 31, 1997, there were 37 shareholders of record of the Company's Common Stock.

   No cash dividends have been paid on the Company's common stock. The Company presently intends to retain all earnings for use in its business and therefore does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company's warehousing lines of credit with Bank of America and Sanwa Bank restrict the Company's ability to pay dividends or to make other distributions with respect to the Common Stock. Any decision to pay cash dividends on the Common Stock will depend on the Company's circumstances at the time, including the profitability of operations, availability of cash, lines of credit restrictions and other factors.

ITEM 6. SELECTED FINANCIAL DATA

   All share and per share data set forth below have been adjusted to reflect a 5-for-4 stock split of the Company's Common Stock on August 2, 1993.

                                    Year Ended March 31,
                                       1997      1996       1995      1994         1993
                                    (In thousands, except per share data)
Income Statement Data:
Revenues:
 Loan origination income               $ 3,426   $    3,397 $   2,523 $    6,361   $     6,323
 Loan servicing income                   7,137        6,787     6,695      6,332         5,249
 Gain on sale of mortgage
  loans                                  5,374        7,116       819     13,268        11,855
 Interest income                         2,165        2,105     2,866      2,959         2,640
 Other income                                2           29        43         65           110
  Total revenues                        18,104       19,434    12,946     28,985        26,177

Expenses:
 Employees' salaries
  and commissions                        8,217        7,752     6,899     11,795        10,285
 General and administrative
  expenses                               7,271        6,494     5,594      7,245         5,788
 Interest expense                          690          786     1,309      1,465         1,133
  Total expenses                        16,178       15,032    13,802     20,505        17,206

Income (loss) before income taxes        1,926        4,402      (856)     8,480         8,971
Income tax expense (benefit)               811        1,833      (308)     3,491         3,715

Net income (loss)                      $ 1,115      $ 2,569   $  (548)   $ 4,989   $     5,256

Net Income (loss) per share            $  0.19      $  0.44   $ (0.09)   $  0.83   $      0.89

Weighted average shares outstanding      5,874        5,883      5,947     5,996         5,914

Operating Data:
Loans originated and purchased     $   353,411     $330,896   $174,544 $  624,317  $   497,153
Loans serviced (end of year)       $  1,683,65   $1,569,705 $1,533,888 $1,495,384  $ 1,319,307

                                         At March 31,
                                         1997     1996      1995     1994     1993
                                         (In thousands)
Balance Sheet Data:
Mortgage loans held for sale              $27,286 $ 19,879  $25,329  $42,737  $37,005
Originated mortgage servicing rights, net   5,701    3,133        -        -        -
Total assets                               50,923   51,131   42,296   57,086   46,989
Notes and sight drafts payable             22,626   24,852   19,698   32,821   27,453
Stockholders' equity                       25,648   24,647   22,078   23,080   18,091


No cash dividends were paid on common shares for any period.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

General

   At the beginning of fiscal year 1997, First Mortgage Corporation decided to adopt a growth strategy of simultaneously enhancing and expanding its loan production capacity (either through new wholesale operations or additional retail branch offices) and increasing its loan servicing portfolio.

   The Company was largely successful in implementing the strategy. Through its production expansion plan, new wholesale branches were established and the servicing portfolio has also grown. In fiscal year 1997, loan originations increased by 6.8% to $353.4 million from $330.9 million in the previous year, in spite of extremely aggressive competition from other originators. The loan servicing portfolio also rose to $1.684 billion in 1997 compared to $1.570 billion in 1996, an increase of 7.3%.

   Net income for fiscal year 1997, however, decreased 56.6% to $1.12 million from $2.57 million a year ago. Compared to 1996, total revenues dropped by 6.8% while total expenses increased by 7.6%. The earnings in fiscal 1997 were negatively impacted by several factors: intensive price competition among mortgage banking firms and commercial banks which resulted in a substantial reduction in the gain on sale of mortgages; higher expenditures invested into start-up costs for the loan production expansion, and larger foreclosure losses. For the coming year, the Company has streamlined the corporate structure and adopted additional cost reduction measures and management believes that future operating results should improve.

Results of Operations

   Revenue

   The Company generates revenue primarily from (i) loan origination fees, (ii) fees received for servicing (i.e., administering) mortgage loans, (iii) net gain on the sale of mortgage loans in the secondary market and (iv) interest income received on mortgage loans during the period in which the Company warehouses loans pending their sale and purchase. Loan origination fees, interest income and net gain on the sale of mortgage loans are largely transaction oriented and volume driven. Loan servicing fees constitute a continuing stream of revenue produced by the portfolio of mortgage loans serviced. The sale of servicing rights represents a potential revenue source available to the Company at any time should such need arise.

   The following table sets forth, for the periods indicated, the percentage of the Company's total revenue represented by each source of income:

                                      Year Ended March 31,
                                   1997         1996        1995
Loan origination income            18.9%        17.5%       19.5%
Loan servicing income              39.4%        34.9%       51.7%
Gain on sale of mortgage loans     29.7%        36.6%        6.3%
Interest income                    12.0%        10.8%       22.2%
Other income                         - %         0.2%        0.3%
 Total                            100.0%       100.0%      100.0%

   Loan Origination Income. The Company defers immediate recognition of loan origination fees paid by the borrower for an originated mortgage loan. Instead, fees and direct loan origination costs are offset and the net amount deferred until the related loans are sold by the Company. The dollar amount of loan origination fees generally increases with the increase in the volume of loans originated, and likewise decreases when loan origination volume falls. In conjunction with new mortgage loan originations during the last three fiscal years, loan origination income rose slightly by 0.9% to $3.43 million in fiscal 1997 from $3.40 million in fiscal 1996, and 34.6% to $3.40 million in fiscal 1996 from $2.52 million in fiscal 1995.

   Loan origination income generally does not precisely track loan origination volume because many borrowers elect to pay slightly higher mortgage rates to reduce some or all of the amount of their loan origination fees. The Company is then able to obtain a premium upon the sale of such mortgage loans in the secondary market because of their higher interest rates, and those premiums are reflected in the gain on sale of mortgage loans.

   Loan Servicing Income. Loan servicing income represents loan servicing fees, late charges and other fees earned by the Company for administering loans on behalf of permanent investors. The Company's annual loan servicing fee for mortgage loans ranges from 0.25% to 1.5% of the principal amount of the loan serviced depending on the type of mortgage loan, and on average is approximately 0.37% net of amortization of capitalized service fees and agency guarantee fees. The aggregate principal balance of loans serviced by the Company and the amount of loan servicing income (net of amortization of capitalized servicing fees) have increased largely as a result of the growth in servicing portfolio. Loan servicing income increased 5.2% to $7.14 million in fiscal 1997 from $6.79 million in fiscal 1996, and 1.4% to $6.79 million in fiscal 1996 from $6.70 million in fiscal 1995.

   The Company's mortgage servicing portfolio increased 7.3% to $1.684 billion in fiscal 1997 from $1.570 billion in fiscal 1996, and 2.3% to $1.570 billion in fiscal 1996 from $1.534 billion in fiscal 1995.

   Gains on Sale of Mortgage Loans. Gains and losses from the sale of mortgage loans result from: (a) competitive market forces affecting our pricing structure at the time of origination; and (b) interest rate increases or decreases between the time that the Company commits to originate or purchase loans and when the Company commits to sell the loans in the secondary markets. It is also impacted by two other factors: price subsidies and the recognition of gains relating to originated mortgage servicing rights ("OMSRs").

   Since 1995, price competition has grown increasingly intense. Commercial banks in particular have been very aggressive with mortgage pricing in order to capture a higher percentage of the market, with the Company's wholesale operations particularly impacted. The Company therefore is often forced to set prices below the secondary markets for some of its loan programs. To the extent that the pricing pressure continues, it will have a negative impact on the Company's future gains on selling of mortgages.

   In May 1995, the Financial Accounting Standard Board issued FAS 122. The Company adopted FAS 122 for its fiscal year 1996. Since FAS 122 prohibits retroactive application to prior periods, fiscal year 1995 was accounted for under the original FAS No. 65.

   The primary difference between FAS 122 and FAS No. 65 is the accounting treatment for the normal servicing fee associated with in-house OMSRs. Under FAS No. 65, OMSRs were not recognized as an asset and as a result of this accounting treatment, the financial statements of 1995 were impacted as there was no balance sheet or income statement recognition of the value of the OMSRs created by the Company.

   Under FAS 122, OMSRs are required to be classified as an asset and the total cost of creating a mortgage loan is allocated at origination between the loan and the servicing rights based on their respective fair values. Gains on the sales of mortgage loans attributable to the allocation of costs to the OMSRs are recognized when the related loans are sold (even though the OMSRs asset is recorded on the date the loan is originated).

   Gain on sale of mortgage loans decreased to $5.37 million in fiscal 1997 from $7.12 million in fiscal 1996. The decrease was primarily attributable to intense price competition prevailing in the mortgage lending industry. Gain on sale of mortgage loans increased to $7.12 million in fiscal 1996 from $819,000 in fiscal 1995. This increase was attributable to the higher loan originations generated by the Company and the generally declining interest rate environment which existed during most of fiscal year 1996.

   Net Interest Income. Net interest income consists of the difference between the interest income received on mortgage loans held for sale and the interest paid by the Company on the short-term bank borrowings used to finance mortgage loans prior to settlement of purchase. The conditions that affect net interest income from period to period include the relationship between prevailing mortgage rates and short-term bank borrowing rates, the mix of fixed-rate and adjustable rate mortgage loans held for sale and the average holding period before the loans are sold.
Interest income earned by the Company on mortgage loans held for sale has exceeded interest expense on the Company's short-term bank borrowings in each of the last eight fiscal years. The Company also uses cash generated from operations in lieu of bank borrowings to fund a portion of its mortgage loans to reduce interest expense and increase net interest income.

The following table sets forth certain data regarding net interestincome:

                                      Year Ended March 31,
                               1997          1996        1995
                                     (Dollars in Thousands)
   Interest income             $2,165        $2,105      $2,866
   Interest expense               690           786       1,309
     Net interest income       $1,475        $1,319      $1,557

     Interest income, which consisted mostly of the interest received on mortgage loans held for sale, increased slightly by 2.9% in fiscal 1997 from fiscal 1996. The increase was due largely to higher average mortgage inventory portfolio carried by the Company. Interest income dropped by 26.6% in fiscal 1996 from fiscal 1995 due to lower average interest rate earned on mortgage loans.

   Interest expense decreased 12.2% in fiscal 1997 from fiscal 1996, and 40.0% in fiscal 1996 from fiscal 1995. The drops in interest expense for these periods were largely the result of lower reverse repurchase line utilization and higher loan funding with corporate cash.

   Expenses

   The major components of the Company's total expenses are (i) employees' salaries and commissions, (ii) general and administrative expenses, and (iii) interest expense. Total expenses, excluding interest expense, increased 9.2% to $15.5 million in fiscal 1997 from $14.2 million in fiscal 1996, compared to an increase of 13.6% to $14.2 million in fiscal 1996 from $12.5 million in fiscal 1995. The increase in total expenses for fiscal 1997 is a direct result of investment in new branch openings and increased loan origination volume.

   As the amount of mortgage loans originated by the Company increases, an increase in total employee compensation results from additional commissions paid to loan originators, processors and underwriters and other staff necessitated to support higher loan origination volume. Accordingly, employees' salaries and commissions increased 6.0% to $8.2 million in fiscal 1997 from $7.8 million in fiscal 1996, compared to an increase of 12.4% to $7.8 million in fiscal 1996 from $6.9 million in fiscal 1995.

   General and administrative expenses increased 12.0% to $7.3 million in fiscal 1997 from $6.5 million in fiscal 1996, compared to an increase of 16.1% from fiscal 1996 to fiscal 1995. The increases in these expenses were a direct result of expansion in loan origination, and higher foreclosure losses during the respective fiscal years.

   Income Taxes

   The Company's combined effective federal and state income tax rate was 42.1% and 41.6% for fiscal year ended March 31, 1997 and 1996, respectively. The rates for fiscal year 1997 and 1996 differ from the federal statutory rate of 34% primarily due to state income taxes. The effective tax rate for fiscal year 1995 was 36.0% due primarily to the inability to fully utilize tax benefits of California net operating losses.

Liquidity and Capital Resources

   The Company's principal liquidity requirement is the funding of its new mortgage loans, loan origination expenses and other operating activities. To meet these needs, the Company relies on warehouse lines of credit with banks, its own capital, cash flows from operations and short-term reverse repurchase agreements with other investment banking firms.

   At March 31, 1997, maximum permitted borrowings under the warehouse lines of credit with two nonaffiliated banks totaled $45 million and the amount outstanding was $20.2 million. Borrowings under these facilities are secured by mortgage loans. The agreements also contain various covenants, including minimum net worth, current ratio (as defined), net income, servicing portfolio balances, debt to net worth ratio, and restrict the Company's ability to pay dividends. Management believes that the warehouse agreements will be renewed when the current terms expire in August and September, 1997.

   In addition to the warehouse lines of credit, the Company may utilize the short-term reverse repurchase agreements provided by investment banking firms in connection with its inventory of mortgage loans and mortgage-backed securities. These facilities tend to carry lower interest rates and allow the Company to better utilize its warehouse lines by accelerating the turnover of loans in inventory.

   Since September 1994, the Company has repurchased in open market transactions 122,300 shares of its common stock at an aggregate cost of $568,000.

   The Company's mortgage servicing portfolio provides a liquidity resource since certain loan servicing rights are an unrecorded asset which may be sold. Although the Company does not intend to sell mortgage servicing rights solely to increase liquidity, the sale of such rights is an available source of funds should the need arise.

   Management believes that its current financing arrangements are adequate to meet its present operating needs; however, increases in the existing facilities or other supplementary sources may have to be explored should the market conditions improve and loan origination volume increase.

Inflation

   Inflation may significantly affect the Company's ability to originate loans. Interest rates typically increase during periods of high inflation and decrease during periods of low inflation. Generally, the mortgage banking industry has experienced increased origination volume in response to low interest rates and loan originations have generally decreased during periods of high interest rates. As interest rates decline, prepayments on the loan servicing portfolio generally increase as borrowers refinance mortgage loans to take advantage of lower rates. A higher prepayment rate on loans serviced decreases the value of the Company's loan servicing portfolio, accelerating amortization of purchased servicing and decreases the amount of servicing income. As interest rates rise, new loan originations are likely to fall, but prepayments of existing loans generally decline and the value of the Company's servicing portfolio and of the escrow balances collected thereunder may be enhanced.

Recently Issued Financial Accounting Standards

   In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 125). FAS 125 will result in the recording of Originated Mortgage Servicing Rights (OMSRs) on the date of sale of a mortgage loan as opposed to the current practice of recording OMSRs on the date loans are originated. Additionally, under FAS 125, excess servicing fees will be combined with OMSRs for balance sheet presentation.

   In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 (FAS 127), which delays the effective date of the provisions of FAS 125 applicable to the Company by one year. The Company believes that the adoption of FAS 125 in fiscal 1998 will not have a material impact on the financial statements.

   In February 1997, the FASB issued Statement No. 128, Earnings Per Share (FAS
128), which simplifies the standards for computing earnings per share (EPS) and replaces the presentation of primary EPS with a presentation of basic EPS. The Company believes that the adoption of FAS 128 in fiscal 1998 will not have a material impact on the financial statements.

Prospective Trends

   Fiscal 1997 was very similar to fiscal 1996 and saw more of the same in terms of competitive forces, industry consolidation and overall volume of new mortgage originations.

   Although the Company does well relative to its mortgage banking peers, the industry as a whole is suffering from the confluence of two major developments, the remaining over capacity of mortgage providers relative to the current level of available mortgage volume; and the looming and growing presence of the major commercial banks in the mortgage arena. In the first instance, the mortgage providing industries, which includes mortgage bankers, savings and loan associations, credit unions, mortgage loan brokers and commercial banks, continue to have excess capacity for the present volume of new mortgage originations, even though there has been an unprecedented shrinking of companies through consolidations, acquisitions and some outright failures. This remaining excess capacity by itself has led to price cutting and reduced operating margins for all mortgage originators. Furthermore, the American consumer is now well-tuned to interest rates, and even relatively small movements in rates can have fairly dramatic effects on new mortgage volume and earnings.

   In the second instance, as discussed under Competition on page 14, several of the major banks have become fiercely competitive in pricing mortgage products. Their present hope that holding a consumer's mortgage is the gateway to cross-selling many other bank products has engaged the banks in a virtual price war with one another for those mortgages. Their valuation models for loan servicing rights and the resulting downstream impact on pricing at the origination level, particularly through their wholesale channel with loan brokers, is having a major impact on the mortgage banking industry and our ability to compete on the types of mortgage loans most sought-after by these commercial banks.

   The Company's strategy in the face of this is to compete in the channels and with the products which are not the most sought-after by the commercial bank giants. Although we will maintain our correspondent relationships with the major banks who presently have such a strong appetite for certain mortgage products, our primary emphasis will be on the origination of FHA and VA loans for which the major banks largely do not compete; to expand our low-cost and profitable consumer direct marketing operations into other states; and to add other new non-bank loan products which have more profit potential for the Company. Much of this strategy has been implemented already with the expansion of our Consumer Direct Marketing into Texas, and with the planned introduction of home equity loans early this summer.

   Consistent with this, for fiscal 1998 the Company has revised its incentive bonus plan for the majority of its non-sales personnel and management. Heretofore, the bonus incentives were based upon the volume of loans processed through the Company, predicated on the long-standing industry practice that volume equated to profit. But the new reality dictates a new paradigm, one based upon profit and profit potential rather than volume of loans. Volume is important, but only if it enhances profit, and the bonus incentives are now connected directly to the Company profits. This is already producing results, as many of our employees are coming forth with ideas for reducing expenses and increasing revenue, a positive trend indeed.

Forward-Looking Statements

    From time to time, the Company or its representatives may make forward-looking statements in this report or elsewhere relating to such matters as anticipated financial performance, including projections of revenues, expenses, earnings, liquidity, capital resources or other financial items; business plans, objectives and prospects; and similar matters. Forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 frequently are identified by the use of terms such as "expect," "believe," "estimate," "may," "should," "will" or similar expressions.

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements made by the Company or its representatives. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following, among other factors: (a) the cyclical financial results traditionally experienced by the mortgage banking industry, which have been caused in large part by periodic fluctuations in mortgage interest rates and in consumer demand for new mortgage loans; (b) the possibility of adverse changes in the Company's ability to obtain suitable warehousing lines of credit with which to fund new loans; (c) the possibility of adverse changes in the Company's ability to sell new mortgage loans in the secondary mortgage market; (d) increasing competition faced by the Company, particularly from commercial banks;
(e) the possibility of adverse regulatory changes, such as changes in the level or terms of programs administered by GNMA, FNMA or FHLMC or the FHA or VA; (f) dependence on existing management; (g) credit risks inherent in the lending business; and (h) periodic fluctuations in general economic conditions, with corresponding fluctuations in the Company's ability to originate new mortgage loans.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information with respect to this item is set forth in "Index to Financial Statements".

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT*

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

   * For information called for by Items 10-13, reference is made to the Company's definitive proxy statement for its annual meeting of shareholders, to be held on October 16, 1997, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1997, and which is incorporated herein by reference, except that the information included under the captions "Report of the Compensation Committee on Executive Compensation" and "Stock Performance Graph" is not incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
       FORM 8-K

   (a) Financial Statements

   The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

   (b) Reports on Form 8-K

   The Company filed no current report on Form 8-K during the quarter ended March 31, 1997.

   (c) Exhibits

   The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated by reference herein:

Exhibit
Number                         Description

3.1 Restated and Amended Articles of Incorporation of the Company (previously filed with the Securities and Exchange Commission on March 6, 1992 as
       Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

3.2 Restated Bylaws of the Company (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.1 Credit and Security Agreement dated September 1, 1995, between Bank of America National Trust and Savings Association and the Company (previously filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit 10.1 to the Company's Annual Report or Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.2 Amended and Restated Mortgage Loan Warehousing Agreement dated September 1, 1995, among Bank of America National Trust and Savings Association and Bank of America National Trust and Savings Association as agent for various other lenders and the Company (previously filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit 10.2 to the Company's Annual Report or Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.3 Second Amendment dated September 1, 1996 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company.

10.4 Third Amendment dated December 18, 1996 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company.

10.5 First Amendment dated March 20, 1996 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company (previously filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit 10.3 to the Company's Annual Report or Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.6 Amendments dated May 1, 1995 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company (previously filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit 10.4 to the Company's Annual Report or Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.7 Amendments dated August 31, 1995 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company (previously filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit 10.5 to the Company's

Annual Report or Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.8 Amendments dated October 31, 1995 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company (previously filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit 10.6 to the Company's Annual Report or Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.9 Amendments dated December 29, 1995 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company (previously filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit 10.7 to the Company's Annual Report or Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.10 Amendments dated July 1, 1996 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company.

10.11 Amendments dated August 31, 1996 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company.

10.12 Amendments dated October 25, 1996 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company.

10.13 Amendments dated February 3, 1997 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company.

10.14 Credit Agreement dated February 10, 1988, between Clement Ziroli and the Company, and amendments thereto (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.15 Note Secured by Deed of Trust dated February 1, 1991, by Fin-West Group in favor of the Company in the amount of $500,000 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit
       10.5 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.16 Lease dated January 1, 1992, between the Company and Fin-West (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.17 Amendment to Standard Office Lease-Net dated January 1, 1992 (previously filed with the Securities and Exchange Commission on March 6, 1992 as
       Exhibit 10.7(b) to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.18 1992 Stock Incentive Plan (previously filed with the Securities and Exchange Commission on March 6, 1992 as Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.19 1993 Stock Option Plan for Non-Employee Directors (previously filed with the Securities and Exchange Commission on October 25, 1993 as Exhibit
       4.6 to the Company's Registration Statement on Form S-8, File No. 33-70760, and incorporated herein by reference).

10.20 Profit Sharing Plan for Employees of the Fin-West Group, dated April 5, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.21 Fin-West Group 401(k) Savings Plan, dated April 5, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as
       Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.22 Defined Contribution Plan and Trust -- Basic Plan Document No. 3 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.23 Employee Pre-Tax Premium Plan of Fin-West Group, Inc., a California corporation, dated January 1, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.24 Amendment to Credit Agreement dated December 31, 1995, between Clement Ziroli and the Company (previously filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit 10.18 to the Company's Annual Report or Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.25 Amendment to Credit Agreement dated December 31, 1996, between Clement Ziroli and the Company.


10.26 Employment Agreement dated September 30, 1996 between Clement Ziroli and the Company.

10.27 Employment Agreement dated September 30, 1996 between Bruce G. Norman and the Company.
10.28 Employment Agreement dated September 30, 1996 between Pac W. Dong and the Company.

11.1   Computation of Per Share Earnings.

23.1   Consent of Independent Auditors.

27.1   Financial Data Schedule (included only in the electronic filing).

   Exhibits filed herewith or incorporated by reference herein will be furnished to shareholders of the Company upon written request and payment of a fee of $.20 per page, which fee covers only the Company's reasonable expense in furnishing such exhibits. Written requests should be addressed to Robyn S. Fredericks, Secretary, First Mortgage Corporation, 3230 Fallow Field Drive, Diamond Bar, California 91765.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST MORTGAGE CORPORATION


Dated June 27, 1997             By CLEMENT ZIROLI
                                   Clement Ziroli, Chairman of the Board of
                                   Directors and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on June 27, 1997.


                                By CLEMENT ZIROLI
                                   Clement Ziroli, Chairman of the Board of
                                   Directors and Chief Executive Officer
                                   (Principal Executive Officer)


                                By PAC W. DONG
                                   Pac W. Dong, Director, Chief Financial
                                   Officer, Controller and Executive Vice
                                   President (Principal Financial and Accounting Officer)


                                By BRUCE G. NORMAN
                                   Bruce G. Norman, Director, President and
                                   Chief Operating Officer.


                                By HAROLD HARRIGIAN
                                   Harold Harrigian, Director


                                By ROBERT E. WEISS
                                   Robert E. Weiss, Director

First Mortgage Corporation

Index to Financial Statements




Report of Independent Auditors                                             F-2

Financial Statements

Balance Sheet as of March 31, 1997 and 1996                                F-3
Statement of Operations for the years ended March 31, 1997, 1996 and 1995 F-4 Statement of Stockholders' Equity for the years ended March 31, 1997, 1996
 and 1995                                                                  F-5
Statement of Cash Flows for the years ended March 31, 1997, 1996 and 1995  F-6
Notes to Financial Statements                                              F-7

All other schedules are omitted because they are not required, are not applicable or because the information is included in the Company's financial statements or the notes thereto.

Report of Independent Auditors

Board of Directors
First Mortgage Corporation

We have audited the accompanying balance sheet of First Mortgage Corporation as of March 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Mortgage Corporation at March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

As discussed in the notes to financial statements, in fiscal 1996 First Mortgage Corporation adopted Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights.





Orange County, California
May 23, 1997

First Mortgage Corporation

Balance Sheet


                                              March 31
                                             1997        1996

Assets
Cash                                         $ 5,903,000 $ 5,948,000
Mortgage loans held for sale                  27,286,000  19,879,000
Investment in commercial paper                         -   9,955,000
Other receivables and servicing advances       9,623,000   9,545,000
Originated mortgage servicing rights, net      5,701,000   3,133,000
Excess service fee, net                          294,000     414,000
Purchased servicing rights, net                  714,000     430,000
Property and equipment, net                      592,000     612,000
Prepaid expenses and other assets                546,000     891,000
Due from affiliates                              134,000     194,000
Note receivable, Fin-West                        130,000     130,000
Total assets                                 $50,923,000 $51,131,000

Liabilities and stockholders' equity
Liabilities:
Notes payable, banks                         $20,172,000 $20,653,000
Notes payable, officer                         1,500,000   1,500,000
Sight drafts payable                             954,000   2,699,000
Accounts payable and accrued liabilities         816,000     765,000
Deferred income taxes                          1,833,000     867,000
Total liabilities                             25,275,000  26,484,000

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, no par value:
Authorized shares - 1,000,000
Issued and outstanding shares - None                  -            -
Common stock, no par value:
Authorized shares - 10,000,000
Issued and outstanding shares - 5,859,117 in
1997 and 5,883,117 in 1996                     5,147,000   5,261,000
Retained earnings                             20,501,000  19,386,000
Total stockholders' equity                    25,648,000  24,647,000
Total liabilities and stockholders' equity   $50,923,000 $51,131,000

See accompanying notes.

First Mortgage Corporation

Statement of Operations



                              Year ended March 31
                              1997        1996       1995
Revenues:
Loan origination income        $3,426,000 $3,397,000 $2,523,000
Loan servicing income           7,137,000  6,787,000  6,695,000
Gain on sale of mortgage loans  5,374,000  7,116,000    819,000
Interest income                 2,165,000  2,105,000  2,866,000
Other income                        2,000     29,000     43,000
Total revenues                 18,104,000 19,434,000 12,946,000

Expenses:
Employees' salaries and
commissions                    8,217,000   7,752,000  6,899,000
General and administrative
expenses                       7,271,000   6,494,000  5,594,000
Interest expense                 690,000     786,000  1,309,000
Total expenses                16,178,000  15,032,000 13,802,000

Income (loss) before income
taxes                          1,926,000   4,402,000   (856,000)

Income tax expense (benefit)    811,000    1,833,000   (308,000)
Net income (loss)            $1,115,000   $2,569,000   (548,000)
Net income (loss) per share  $      .19   $      .44   $   (.09)


See accompanying notes.

First Mortgage Corporation

Statement of Stockholders' Equity


                              Common stock        Retained
                             Shares     Amount    earnings       Total
Balance at March 31, 1994    5,981,247  $5,715,000  $17,365,000  $23,080,000
Repurchase of shares           (98,300)   (454,000)           -     (454,000)
Net loss                             -           -     (548,000)    (548,000)
Balance at March 31, 1995    5,882,947   5,261,000   16,817,000   22,078,000
Net income                           -           -    2,569,000    2,569,000
Stock issuances
under option plan                  170           -            -            -
Balance at March 31, 1996    5,883,117   5,261,000   19,386,000   24,647,000
Net income                           -           -    1,115,000    1,115,000
Repurchase of shares           (24,000)   (114,000)           -     (114,000)
Balance at March 31, 1997    5,859,117  $5,147,000  $20,501,000  $25,648,000

See accompanying notes.

First Mortgage Corporation

Statement of Cash Flows

                                Year ended March 31
                                1997          1996          1995


Operating activities
Net income (loss)               $  1,115,000    $2,569,000       (548,000)
Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
Provision for deferred income
  taxes                              966,000     1,058,000        217,000
Provision for losses on
  foreclosure                        153,000       210,000        549,000
Amortization of originated
  mortgage servicing rights,
  excess service fee and
  purchased servicing rights       1,683,000     1,032,000        314,000
Depreciation and amortization        195,000       175,000        171,000
Originations and purchases of
  mortgage loans held for sale  (353,411,000) (330,896,000)  (174,544,000)
Sales and principal repayments
  of mortgage loans held for
  sale                           346,004,000   336,346,000    191,952,000
Change in excess service fee               -        (2,000)         5,000
Change in other receivables and
  servicing advances               (231,000)      (810,000)      (759,000)
Change in prepaid expenses and
  other assets                      345,000       (190,000)       229,000
Change in accounts payable and
  accrued liabilities                51,000        245,000       (665,000)
Loss on sale of assets                7,000              -              -
Net cash provided by (used in)
  operating activities           (3,123,000)     9,737,000     16,921,000

Investing activities
Sale (purchase) of commercial
  paper                           9,955,000     (9,955,000)             -
Originated mortgage servicing
  rights                         (3,838,000)    (3,740,000)             -
Purchase of mortgage servicing
  rights                           (577,000)       (37,000)      (163,000)
Note receivable, Fin-West                 -        120,000              -
Purchase of furniture and
  equipment                        (212,000)      (108,000)       (33,000)
Proceeds from sale of assets         30,000         39,000         61,000
Change in due from affiliates        60,000        (10,000)             -
Net cash provided by (used in)
  investing activities            5,418,000    (13,691,000)      (135,000)

Financing activities
Change in notes payable, banks     (481,000)    12,292,000    (21,332,000)
Change  in sight drafts
  payable                        (1,745,000)     2,355,000     (1,284,000)
Change in notes payable, other            -     (9,493,000)     9,493,000
Repurchase of common stock         (114,000)             -       (454,000)
Net cash provided by (used in)
  financing activities           (2,340,000)     5,154,000    (13,577,000)                000)

Increase (decrease) in cash         (45,000)     1,200,000      3,209,000
Cash at beginning of year         5,948,000      4,748,000      1,539,000
Cash at end of year            $  5,903,000     $5,948,000     $4,748,000

First Mortgage Corporation

Notes to Financial Statements

March 31, 1997
1. Summary of Significant Accounting Policies

Business and Basis of Presentation

First Mortgage Corporation (the Company) is a mortgage banking company that originates, purchases, warehouses, sells and services primarily first deed of trust loans (mortgage loans) for the purchase or refinance of owner-occupied one-to-four family residences through a network of 13 branch offices located in the states of California, Nevada and Washington.

Fin-West Group (Fin-West), an affiliated company, owns 81.4% of the Company's outstanding common stock.

Mortgage Loans Held for Sale

Mortgage loans held for sale are stated at the lower of cost or aggregate market value. Market value is determined by purchase commitments from investors and prevailing market prices.

Originated Mortgage Servicing Rights, Excess Service Fee and Purchased Servicing Rights

   Originated Mortgage Servicing Rights

   Originated mortgage servicing rights (OMSR's) are recorded based on their fair value relative to the loan as a whole. The cost is being amortized in proportion to the estimated future net servicing income. Impairment of originated mortgage servicing rights is determined using the estimated fair value of the mortgage servicing rights on a disaggregated portfolio basis.

   Excess Service Fee

   Gains and losses on sales of mortgage loans are adjusted to reflect as income or loss servicing fees that vary from normal servicing rates set by federally approved secondary market makers. Accordingly, the Company has recorded as excess service fee amounts equal to the present value of servicing fees to be received in future years in excess of normal rates based upon the estimated life of the loans. These fees are amortized over the estimated life of the loan thus offsetting excess servicing revenues received during such period.

First Mortgage Corporation

1. Summary of Significant Accounting Policies (continued)

Originated Mortgage Servicing Rights, Excess Service Fee and Purchased Servicing Rights (continued)

   The excess service fee is calculated based on an aggregation by year of loan origination and loan type. The net realizable value of each year's pool is evaluated separately on a disaggregation basis based on loan type, loan origination year, and loan interest rate.

   Purchased Servicing Rights

   The purchase price paid for contractual rights to service mortgage loans (not exceeding the present value of estimated future net servicing income) is capitalized and amortized in proportion to, and over, the period in which estimated servicing revenue is in excess of estimated servicing costs.

   The Company evaluates the net realizable value of purchased servicing rights based on a disaggregation basis based on loan type, loan origination year and loan interest rate.

Amortization of originated mortgage servicing rights, excess service fee and purchased servicing rights is based upon estimates of future prepayment rates for the underlying mortgage loans which, in turn, are affected by changes in general economic conditions and prevailing interest rates for home mortgages. Prepayment rates tend to increase (causing faster amortization) as mortgage interest rates decline, and are inversely affected as mortgage interest rates increase. The Company adjusts its amortization rates (which consider differences in mortgage loans including interest rate, loan type and the loan's age or seasoning) as estimated prepayment rates vary from those originally anticipated.

Servicing Advances

Servicing advances consist of advances and costs incurred by the Company in connection with the administration of the foreclosure process for loans being serviced. The majority of these amounts will be received from either the insuring agency or proceeds of the foreclosure sale. The Company provides a reserve for the estimated portion of the advances and costs that are not reimbursable by the insuring agencies.

First Mortgage Corporation

1. Summary of Significant Accounting Policies (continued)

Loan Origination Fees

Loan origination fees and certain direct loan origination costs for mortgage loans held for sale are deferred until the related loans are sold.

Loan Servicing Income

Loan servicing income, which is generally a fee based on a percentage of the outstanding principal balances of the mortgage loans serviced by the Company (or by a subservicer where the Company is the master servicer), is recorded as income as the installment collections on the mortgages are received by the Company or the subservicer.

Gain on Sale of Mortgage Loans Held for Sale

Gains or losses on the sale of mortgage loans held for sale are recognized at the date of sale. Included in gain on sale is the estimated present value of any servicing fees to be received by the Company in excess of the estimated current normal service fee. Conversely, the gain on sale is decreased or loss increased for servicing fees to be received which are less than the estimated current normal service fee. Starting in fiscal year 1996, the gain on sale of mortgage loans was also benefited by the implementation of Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, see Note 3.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is provided using the straight-line method, except for automobiles, which are being depreciated using the double declining basis, over the estimated useful lives of the assets which range from three to eight years. Leasehold improvements are being amortized over the lesser of the estimated useful lives of the improvements or the lease terms, using the straight-line method.

First Mortgage Corporation

1. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company files a separate federal income tax return and is included in the State of California combined return of Fin-West Group.

Statement of Cash Flows

The Company paid interest in 1997, 1996 and 1995 of $641,000, $747,000 and $1,358,000, respectively.

The Company paid income taxes in 1997, 1996 and 1995 of $30,000, $1,545,000 and $0, respectively.

Net Income per Share

Net income per share is computed based on the weighted average number of common and dilutive common equivalent shares (stock options) outstanding during each year retroactively adjusted for stock splits. The weighted average number of common and common equivalent shares outstanding in 1997, 1996 and 1995 were 5,873,931, 5,890,097 and 5,946,681, respectively.

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

Recently Issued Financial Accounting Standards

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 125). FAS 125 will result in the recording of OMSRs on the date of sale of a mortgage loan as opposed to the current practice of recording OMSRs on the date loans are originated. Additionally, under FAS 125, excess servicing fees will be combined with OMSR's for balance sheet presentation.

First Mortgage Corporation

1. Summary of Significant Accounting Policies (continued)

Recently Issued Financial Accounting Standard (continued)

In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127 Deferral of the Effective Date of Certain provisions of FASB Statement No. 125 (FAS 127), which delays the effective date of the provisions of FAS 125 that are applicable to the Company by one year. The Company believes that the adoption of FAS 125 in fiscal year 1998 will not have a material impact on the financial statements.

In February 1997, the FASB issued Statement No. 128, Earnings Per Share (FAS
128), which simplifies the standards for computing earnings per share (EPS) and replaces the presentation of primary EPS with a presentation of basic EPS. The Company believes that the adoption of FAS 128 in fiscal year 1998 will not have a material impact on the financial statements.

2. Mortgage Loans Held for Sale

Mortgage loans held for sale consist of the following at March 31, 1997 and 1996:

                                      1997         1996
   Principal balance outstanding      $28,003,000  $20,507,000
   Loss reserve                           (30,000)     (40,000)
   Loan origination discounts            (601,000)    (540,000)
   Deferred loan fees                     (86,000)     (48,000)
                                      $27,286,000  $19,879,000

All mortgage loans held for sale are collateralized by first trust deeds on underlying real properties located primarily in California and may be used as collateral for the Company's borrowings.

At March 31, 1997, the Company had short-term commitments amounting to approximately $4,014,000 to fund mortgage loans subject to credit approval. The Company generally does not engage in forward delivery contracts to hedge its portfolio.

First Mortgage Corporation

3. Mortgage Servicing Assets

In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, an amendment of FAS 65 (FAS 122). The Company adopted this standard for its 1996 fiscal year. FAS 122 prohibits retroactive application. Accordingly, the Company's financial statements for the fiscal year ended March 31, 1995 was accounted for under the original FAS 65.

FAS 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loan as a whole. To determine the fair value of the mortgage rights created during the year, the Company used quoted market prices of comparable servicing transactions.

To determine servicing value impairment at the end of the year, the post-implementation originated servicing portfolio was disaggregated into its predominant risk characteristics, namely loan type, interest rate and investor type. These segments of the portfolio were then valued, using quoted market prices of comparable servicing rights. The calculated value was then compared with the book value of each segment to determine if a reserve for impairment was required.

Mortgage servicing assets consist of originated mortgage servicing rights, excess servicing fee and purchased servicing rights. Activities in each category are summarized as follows:

                                       Originated    Excess    Purchased
                                       mortgage      servicing servicing
                                       servicing     fee       rights
                                       rights
Beginning balance at March 31, 1996    $3,133,000    $414,000  $430,000
  Additions                             3,838,000           -   577,000
  Amortization and write-offs          (1,337,000)   (120,000) (325,000)
  Impairment                               67,000           -    32,000
Balance at March 31, 1997              $5,701,000(1) $294,000  $714,000

<F1>
(1)Includes $350,000 of originated servicing rights related to mortgage loans held for sale to investors. Since the underlying loans have not yet been sold, no revenues have been recognized on these originated servicing rights for the fiscal year ended March 31, 1997.

First Mortgage Corporation

4. Other Receivables and Servicing Advances

Other receivables and servicing advances consists of the following at March 31, 1997 and 1996:

                                                     1997         1996
Foreclosures and advances on real estate owned       $8,800,000  $8,923,000
Servicing advances                                    1,715,000   1,799,000
Other                                                   580,000     142,000
Allowance for possible losses                        (1,472,000) (1,319,000)
                                                     $9,623,000  $9,545,000

5. Note Receivable, Fin-West

The note receivable from Fin-West is collateralized by real property located in Diamond Bar, California and bears interest at 6% per annum, payable annually. The note is due January 2001.

6. Property and Equipment

Property and equipment consists of the following at March 31, 1997 and 1996:

                                        1997        1996
   Furniture and equipment              $1,981,000  $1,806,000
   Automobiles                              64,000      64,000
   Leasehold improvements                  388,000     388,000
                                         2,433,000   2,258,000
   Less accumulated depreciation and
     amortization                       (1,841,000) (1,646,000)
                                          $592,000    $612,000

First Mortgage Corporation

7. Income Taxes

Income tax expense (benefit)for the years ended March 31, 1997, 1996 and 1995 consists of the following:


                              1997        1996         1995
Current:
Federal                       $(112,000)   $  622,000  $(525,000)
State                           (43,000)      153,000          -
                               (155,000)      775,000   (525,000)
Deferred:
Federal                         701,000       718,000    261,000
State                           265,000       340,000    (44,000)
                                966,000     1,058,000    217,000
                              $ 811,000    $1,833,000  $(308,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31, 1997 and 1996 are as follows:

                                        1997          1996
Deferred tax assets:
 State income taxes                     $   174,000   $   119,000
 Accrued liabilities                         74,000        50,000
 Deferred loan fees                          39,000        22,000
 Provision for foreclosure                  367,000       328,000
 Purchased servicing rights                 153,000       116,000
 Mark-to-market adjustments                   3,000         5,000
Total deferred tax assets                   810,000       640,000

Deferred tax liabilities:
 Originated mortgage servicing rights    (2,425,000)   (1,298,000)
 Capitalized servicing fees                 (13,000)      (21,000)
 Accelerated depreciation                   (96,000)      (79,000)
 Other                                     (109,000)     (109,000)
Total deferred tax liabilities           (2,643,000)   (1,507,000)
Net deferred tax liabilities            $(1,833,000)  $  (867,000)

First Mortgage Corporation

7. Income Taxes (continued)

Income tax expense (benefit) computed at the statutory federal income tax rate (34%) and income tax expense (benefit) provided in the financial statements differ as follows for the years ended March 31, 1997, 1996 and 1995:

                                                      1997     1996        1995

Tax computed at the statutory rate                    $665,000  $1,497,000 $(291,000) 00        0)
State income tax, net of federal income tax benefit    146,000     330,000   (29,000)
Other                                                   10,000       6,000    12,000
Income tax expense (benefit)                          $811,000  $1,833,000 $(308,000)

8. Notes Payable, Banks

At March 31, 1997, the Company had two line of credit agreements with banks which provide for borrowings up to $30,000,000 and $15,000,000 with interest payable monthly at 1.25% per annum or the bank's reference rate of 8.25% at March 31, 1997, depending on the level of borrowings and the compensating balances maintained. Fiduciary funds are used by the Company to satisfy compensating balance requirements. At March 31, 1997, borrowings under these lines of $20,172,000 are collateralized by mortgage loans held for sale. The weighted average interest rate for the fiscal year ended March 31, 1997 was 1.28%.

The lines of credit are subject to renewal on September 1, 1997 and August 31, 1997, respectively. Management believes the line of credit agreements will be renewed prior to their expiration. Under the credit agreements, the Company must comply with certain financial and other covenants, including the maintenance of a minimum net worth, other financial ratios, and a minimum servicing portfolio size. Further, absent the consent of the lenders, such covenants prohibit the Company from declaring or paying any dividends upon any shares of the Company's common stock. At March 31, 1997, the Company was in compliance with the aforementioned loan convenants.

One line of credit allows the Bank to act as an agent on behalf of the Company and invest in short term, highly liquid investment grade securities to the extent that the warehouse line is not utilized to fund mortgage loans. All investment securities are considered to be available for sale and carried at fair value. As of March 31, 1997 there were no investment securities purchased under this line.

First Mortgage Corporation

8. Notes Payable, Banks (continued)

At March 31, 1997, the Company also had an unsecured line of credit of $2,000,000 with a bank which expires in August 1997. Advances on the line of credit are due within 21 days and bear interest at the bank's reference rate. There were no amounts outstanding under the agreement at March 31, 1997 and 1996.

9. Related Party Transactions

At March 31, 1997, the Company had a line of credit agreement with an officer, under which the Company may borrow up to $1,500,000. The line of credit expires on December 31, 1997. Advances under the agreement bear interest at a nonaffiliated bank's reference rate (8.25% at March 31, 1997) plus 1% per annum. The weighted average interest rate for the fiscal year ended March 31, 1997 was 9.3%. Interest expense of approximately $139,000, $148,000 and $128,000 were charged to operations for the years ended March 31, 1997, 1996 and 1995, respectively, for borrowings under this agreement.

The Company leases certain premises from Fin-West, at a monthly rental of $20,000. Total rent expense for these premises amounted to $240,000 for each of the years ended March 31, 1997, 1996 and 1995. The Company subleased part of these premises for a monthly rental income of $3,200 pursuant to one sublease that expired in May 1995. The Company also leased certain premises on a month-to-month basis from an affiliated company in fiscal year 1995. Total rent expense for these premises amounted to $4,000 and $37,950 for the years ended March 31, 1996 and 1995, respectively.

The Company paid title insurance fees to an affiliated entity of $151,000, $185,000 and $112,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

10. Loan Servicing

The Company's loan servicing portfolio at March 31, 1997 and 1996 consisted of the following:

                                             1997             1996
   GNMA mortgage-backed securities           $798,504,000     $780,390,000
   FHLMC                                      283,434,000      300,009,000
   FNMA                                       186,782,000      192,101,000
   Other                                      414,932,000      297,205,000
                                           $1,683,652,000   $1,569,705,000

First Mortgage Corporation

10. Loan Servicing (continued)

At March 31, 1997 and 1996, the Company subserviced approximately $99,815,000 and $92,544,000, respectively, of mortgage loans for a nonaffiliated company, which is included above.

Related fiduciary funds held by the Company in noninterest-bearing accounts totaled approximately $12,966,000 and $13,892,000 at March 31, 1997 and 1996,
respectively. These funds are not included in the accompanying balance sheets. The Company is required to pay interest equal to 2% per annum of the average daily balance of certain fiduciary funds to mortgagors.

The Company had insurance coverage for errors and omissions and employee fidelity in the amount of $2,300,000 and $2,100,000 at March 31, 1997 and 1996, respectively.

11. Financial Instruments

The Company is a party to financial instruments with off balance sheet risk in the normal course of business through the origination and sale of mortgage loans. These financial instruments include mandatory and optional forward commitments which involve, to varying degrees, elements of credit and interest rate risk. At any time the risk to the Company , in the event of default by the purchaser, is the difference between the contract price and current market value, which amount is a percentage of the outstanding commitments. Historically the Company has not incurred losses due to the failure or lack of performance of the counter parties to these commitments.

Realized gains and losses on mandatory and optional delivery forward commitments are recognized in the period settlement occurs. Unrealized gains and losses on mandatory forward commitments are included in the lower of cost or market valuation adjustment to mortgage loans held for sale. Additionally, unrealized gains and losses on optional delivery forward commitments to which mortgages have been allocated are included in the lower of cost or market valuation adjustment to mortgage loans held for sale.

Statement of Financial Accounting Standards No, 107, Disclosure About Fair Value of Financial Instruments (FAS 107), requires disclosure of fair value information about all financial instruments held or owned by a company except for certain excluded instruments and instruments for which it is not practicable to estimate fair value. At March 31, 1997, the estimated fair value of mortgage loans held for sale, excess service fee and notes payable approximated the net carrying value of such accounts.

First Mortgage Corporation

12. Profit Sharing Plan

The Company is a participant in a profit-sharing plan maintained by Fin-West, covering all full-time employees who have completed at least one year of service. Annual contributions by the Company to the plan are discretionary and were $0, $60,000 and $0 for the years ended March 31, 1997, 1996, and 1995, respectively.

13. Commitments and Contingencies

Leases

Minimum annual rental payments under operating leases for office space are as follows:

1998                                    $258,000

Net rental payments to nonaffiliated entities of approximately $212,000, $261,000 and $313,000 have been charged to occupancy expense in the accompanying statements of operations for the years ended March 31, 1997, 1996 and 1995, respectively.

Litigation

The Company is currently a defendant in certain litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the Company's financial position, results of operations or cash flows.

14. Stockholders' Equity

Under the Company's 1992 Stock Incentive Plan, the compensation committee of the Board of Directors is authorized to grant awards to any officer or employee of the Company. Awards granted can take the form of incentive stock options, nonqualified stock options or restricted stock or any combination thereof. A maximum of 625,000 shares of common stock may be issued under the Plan. Incentive stock options are granted at a price not less than 100% of the fair market value at date of grant, except for employees who own shares possessing greater than 10% of total combined voting power whose grant price shall not be less than 110% of the fair market value at date of grant. The compensation committee also determines the exercise price of nonqualified stock options and the purchase price of restricted stock, provided that the purchase price of

First Mortgage Corporation

14. Stockholders' Equity (continued)

restricted stock may not be less than 25% of its fair market value at the date of grant. Incentive stock options and nonqualified stock options become exercisable not less than six months after the date of grant, as determined by the compensation committee. Options remain exercisable until their specified expiration date, but the expiration date cannot be more than ten years after the date of grant for incentive stock options.

The Company also has a 1993 Stock Option Plan for Non-Employee Directors (the
Plan) which provides for an aggregate of 100,000 shares of the Company's common stock to be available for eligible directors. All options granted under the Plan are to be nonqualified options with an exercise price equal to 100% of fair market value of the common stock on the date the option is granted. Each option granted under the Plan may be exercised in full on the 185th day after the date of grant and terminates five years from the date of grant. Under the Plan, an option to purchase 5,750 shares of the Company's common stock is to be granted to each nonemployee director in office on the last business day of each July beginning in 1993 and continuing through 1997. No option is to be granted after the last business day in July 1997 unless the Plan is otherwise amended.

The following summarizes stock option activity under both of the Company's stock plans for the year ended March 31, 1997:

                                                 Weighed-Average
                              Options            Exercise Price    Options
                              March 31, 1997     March 31,1997     March 31, 1996             Exercise
Options outstanding at
  beginning of fiscal year    292,555            $5.66             250,150
    Option granted             95,100            $4.81              84,375
    Options exercised               -                -                (170)
    Options cancelled         (15,100)           $5.30             (41,800)
Options outstanding at
  end of fiscal year          372,555            $5.46             292,555

Exercise price:
  Per share for options
    exercised during the
    fiscal year                   n/a                                $5.00

First Mortgage Corporation

14. Stockholders' Equity (continued)

                                      Weighed-Average
                       Options        Exercise Price      Options
                       March 31, 1997 March 31,1997       March 31,1996
Per share for options
outstanding at end of
fiscal year            $4.625-$6.80                       $4.625-$6.80                     $6.80

Weighted average fair
value of options
granted                       $1.35                              $1.17
Weighted average
contractual life of
option outstanding
in years)                       3.8                                3.9

All outstanding options as of March 31, 1997 were exercisable. Options available for future grants under the plans were 263,945 and 355,445 as of March 31, 1997 and 1996, respectively.

The Company currently follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's employee stock options are equal to the underlying stock on the date of grant, no compensation expense is recognized. The Company intends to follow the provisions of APB 25 for future years.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                        1997      1996
Expected life (years)                   3         2.5
Interest rate                           5.70%     5.60%
Volatility                              0.32      0.32
Dividend yield                          0.00%     0.00%

First Mortgage Corporation

14. Stockholders' Equity (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The estimated stock-based compensation cost calculated using the assumptions indicated totaled $43,000 and $46,000 in 1997 and 1996, respectively. The pro forma net income resulting from the increased compensation cost was $1,072,000 ($0.18 per share) and $2,523,000 ($0.43 per share) in 1997 and 1996, respectively. The effect of stock-based compensation on net income for 1997 and 1996 may not be representative of the effect on pro forma net income in future years because compensation expense related to grants made prior to 1996 is not considered.

FIRST MORTGAGE CORPORATION

EXHIBIT INDEX


                                                              Sequential
Exhibit                                                               Page
Number                  Description of Exhibit                  Number


3.1 Restated and Amended Articles of Incorporation of the Company (previously filed with the Securities and Exchange Commission on March 6, 1992 as
       Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

3.2 Restated Bylaws of the Company (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.1 Credit and Security Agreement dated September 1, 1995, between Bank of America National Trust and Savings Association and the Company (previously filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit 10.1 to the Company's Annual Report or Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.2 Amended and Restated Mortgage Loan Warehousing Agreement dated September 1, 1995, among Bank of America National Trust and Savings Association and Bank of America National Trust and Savings Association as agent for various other lenders and the Company (previously filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit 10.2 to the Company's Annual Report or Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.3 Second Amendment dated September 1, 1996 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company.

10.4 Third Amendment dated December 18, 1996 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company.

10.5 First Amendment dated March 20, 1996 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company (previously

filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit
       10.3 to the Company's Annual Report or Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.6 Amendments dated May 1, 1995 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company (previously filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit 10.4 to the Company's Annual Report or Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.7 Amendments dated August 31, 1995 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company (previously filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit 10.5 to the Company's Annual Report or Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.8 Amendments dated October 31, 1995 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company (previously filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit 10.6 to the Company's Annual Report or Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.9 Amendments dated December 29, 1995 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company (previously filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit 10.7 to the Company's Annual Report or Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.10 Amendments dated July 1, 1996 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company.

10.11 Amendments dated August 31, 1996 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company.

10.12 Amendments dated October 25, 1996 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company.

10.13 Amendments dated February 3, 1997 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company.

10.14 Credit Agreement dated February 10, 1988, between Clement Ziroli and the Company, and amendments thereto (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.15 Note Secured by Deed of Trust dated February 1, 1991, by Fin-West Group in favor of the Company in the amount of $500,000 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit
       10.5 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.16 Lease dated January 1, 1992, between the Company and Fin-West (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.17 Amendment to Standard Office Lease-Net dated January 1, 1992 (previously filed with the Securities and Exchange Commission on March 6, 1992 as
       Exhibit 10.7(b) to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.18 1992 Stock Incentive Plan (previously filed with the Securities and Exchange Commission on March 6, 1992 as Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.19 1993 Stock Option Plan for Non-Employee Directors (previously filed with the Securities and Exchange Commission on October 25, 1993 as Exhibit
       4.6 to the Company's Registration Statement on Form S-8, File No. 33-70760, and incorporated herein by reference).

10.20 Profit Sharing Plan for Employees of the Fin-West Group, dated April 5, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.21 Fin-West Group 401(k) Savings Plan, dated April 5, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as
       Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.22 Defined Contribution Plan and Trust -- Basic Plan Document No. 3 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.23 Employee Pre-Tax Premium Plan of Fin-West Group, Inc., a California corporation, dated January 1, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.24 Amendment to Credit Agreement dated December 31, 1995, between Clement Ziroli and the Company (previously filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit 10.18 to the Company's Annual Report or Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.25 Amendment to Credit Agreement dated December 31, 1996, between Clement Ziroli and the Company.

10.36 Employment Agreement dated September 30, 1996 between Clement Ziroli and the Company.

10.37 Employment Agreement dated September 30, 1996 between Bruce G. Norman and the Company.
10.38 Employment Agreement dated September 30, 1996 between Pac W. Dong and the Company.

11.1   Computation of Per Share Earnings.

23.1   Consent of Independent Auditors.

27.1   Financial Data Schedule (included only in the electronic filing).