Form 10-Q
period 1997-06-30
FIRST MORTGAGE CORP /CA/
filed 1997-08-13
CIK 883369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


_____________________


FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997
or

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

YES  X                       NO____

As of June 30, 1997, 5,859,117 shares of the registrant's common stock were outstanding.

FIRST MORTGAGE CORPORATION
FORM 10-Q

INDEX


Part I - Financial Information                                 Page


Item 1. Financial Statements:

        Balance Sheet
         June 30, 1997 (Unaudited) and March 31, 1997             3

         Unaudited Statement of Income
         Three Months Ended June 30, 1997 and 1996                4

        Unaudited Statement of Cash Flows
         Three Months Ended June 30, 1997 and 1996                5

        Notes to Unaudited Financial Statements                 6-7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                             8-10


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                         10

Signatures                                                       11

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

FIRST MORTGAGE CORPORATION

BALANCE SHEET
                                                June 30, 1997       March 31, 1997
                                                (Unaudited)
ASSETS
Cash                                            $ 5,201,000         $ 5,903,000
Mortgage loans held for sale                     24,982,000          27,286,000
Other receivables and servicing advances         11,015,000           9,623,000
Capitalized servicing rights                      6,768,000           6,709,000
Property and equipment, net                         584,000             592,000
Prepaid expenses and other assets                   299,000             546,000
Due from affiliates                                       -             134,000
Notes receivable                                    130,000             130,000

TOTAL ASSETS                                    $48,979,000         $50,923,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Notes payable, banks                         $20,396,000         $20,172,000
   Note payable, officer                                  -           1,500,000
   Sight drafts payable                             199,000             954,000
   Accounts payable and accrued liabilities         703,000             816,000
   Deferred income taxes                          1,769,000           1,833,000

      Total Liabilities                          23,067,000          25,275,000

STOCKHOLDERS' EQUITY
   Preferred stock, no par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares - None                -                   -
   Common stock, no par value:
      Authorized shares - 10,000,000              5,147,000           5,147,000
      Issued and outstanding shares - 5,859,117
   Retained earnings                             20,765,000          20,501,000

         Total Stockholders' Equity              25,912,000          25,648,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $48,979,000         $50,923,000


See accompanying notes

FIRST MORTGAGE CORPORATION

UNAUDITED STATEMENT OF INCOME

                                           Three Months Ended
                                                  June 30
                                            1997            1996
REVENUES:
   Loan origination income                  $  704,000      $  731,000
   Loan servicing income                     1,856,000       1,714,000
   Gain on sale of mortgage loans            1,340,000         914,000
   Interest income                             537,000         627,000
   Other income                                      -           1,000

      Total revenues                         4,437,000       3,987,000

EXPENSES:
   Employees' salaries and commissions       1,988,000       1,838,000
   General and administrative expenses       1,819,000       1,749,000
   Interest expense                            172,000         194,000

      Total expenses                         3,979,000       3,781,000

INCOME BEFORE INCOME TAXES                     458,000         206,000

INCOME TAX EXPENSE                             194,000          89,000

NET INCOME                                 $  264,000       $  117,000

NET INCOME PER SHARE                       $     0.05       $     0.02

WEIGHTED AVERAGE OF COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                               5,859,000       5,890,000

See accompanying notes


  FIRST MORTGAGE CORPORATION

  UNAUDITED STATEMENT OF CASH FLOWS

                                                                 Three Months Ended
                                                                 June 30
                                                                 1997          1996
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $  264,000    $117,000
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Provision for deferred income taxes                             (64,000)     144,000
     Provision for losses on foreclosure                              (3,000)     (40,000)
     Amortization of capitalized servicing rights                    571,000      340,000
     Depreciation and amortization of property and equipment          49,000       47,000
     Originations and purchases of mortgage loans
        held for sale                                            (86,798,000) (92,095,000)
     Sales and principal repayments of mortgage loans
        held for sale                                             89,102,000   72,449,000
     Change in other receivables and servicing advances           (1,389,000)     225,000
     Change in prepaid expenses and other assets                     247,000      (50,000)
     Change in accounts payable and accrued liabilities             (113,000)    (100,000)
  Net cash provided by (used in) operating activities              1,866,000  (18,963,000)

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of mortgage servicing rights                          (214,000)     (69,000)
     Originated mortgage servicing rights                           (416,000)  (1,054,000)
     Notes receivable                                                      -     (500,000)
     Sale of commercial paper                                              -    9,955,000
     Purchase of furniture, equipment and leasehold improvements     (41,000)     (25,000)
     Change in due from affiliates                                   134,000            -
  Net cash provided by (used in) investing activities               (537,000)   8,307,000

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in notes payable, banks                                  224,000    8,736,000
     Change in sight drafts payable                                 (755,000)    (927,000)
     Change in notes payable, officer                             (1,500,000)           -
  Net cash provided by (used in) financing activities             (2,031,000)   7,809,000

  DECREASE IN CASH                                                  (702,000)  (2,847,000)

  CASH, BEGINNING OF PERIOD                                        5,903,000    5,948,000

  CASH, END OF PERIOD                                             $5,201,000   $3,101,000

  SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                   $ 139,000     $141,000
        Income taxes                                                       -            -

  See accompanying notes

FIRST MORTGAGE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 1997

1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. In addition, this document should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for fiscal year ended March 31, 1997.

    The preparation of the financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.


2.  CAPITALIZED SERVICING RIGHTS

    In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 125). FAS 125 will result in the recording of Capitalized Servicing Rights (CSRs) on the date of sale of a mortgage loan as opposed to the previous practice of recording CSRs on the date loans are originated. Additionally, under FAS 125, excess servicing fees is included in CSRs for balance sheet presentation. Activities in CSRs are summarized as follows:

                                  Capitalized
                                  Servicing
                                  Rights
Balance at March 31, 1997         $6,709,000
   Additions                         630,000
   Amortizations and write offs     (558,000)
   Impairment                        (13,000)

Balance at June 30, 1997          $6,768,000


3.  NOTES PAYABLE

    At June 30, 1997, the Company had line of credit agreements with two nonaffiliated banks, which provided for borrowings up to $30,000,000 and $15,000,000 with annual interest payable monthly at 1.25% or the bank's reference rate, depending on the level of borrowings and the compensating balances maintained. At June 30, 1997, borrowings under these lines of $20,396,000 were collateralized by mortgage loans held for sale.

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

4.  NET INCOME PER SHARE

    Net income per share is computed on the basis of the weighted average number of common shares outstanding during each period plus the effect of common shares contingently issuable from stock options in period in which they have a dilutive effect.


5.  CONTINGENCIES

    The Company is currently a defendant in certain litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Three months ended June 30, 1997 compared to three months ended June 30, 1996.


GENERAL

     The Company reported net income of $264,000 or $0.05 per share for the quarter ended June 30, 1997, compared to net income of $117,000 or $0.02 per share for the comparable 1996 quarter. The increase in net income was attributable to two major reasons: an easing in interest rates during the June 1997 quarter; and an increase in revenue from our loan servicing portfolio.


REVENUES

     LOAN ORIGINATION INCOME
     For the quarter ended June 30, 1997, the volume of new mortgage loans closed decreased slightly to $86.8 million from $92.1 million in the prior year quarter.

     For the three months ended June 30, 1997 loan origination revenue decreased by approximately 3.7% to $704,000 from the June 1996 quarter, due primarily to the reduced new loan originations.

     LOAN SERVICING INCOME
     Loan servicing income, representing the loan servicing fees, late charges and other fees earned by the Company for administering the loans in its servicing portfolio, rose 8.3% to $1.86 million for the three months ended June 30, 1997 from $1.71 million for the same period in 1996. The increase resulted from growth in the Company's servicing portfolio.

     As of June 30, 1997, the Company serviced $1.705 billion in loans compared to $1.601 billion at June 30, 1996, a net gain of 6.5% after prepayments and scheduled amortization of mortgage loans. The growth in the servicing portfolio reflects the Company's long-term plan of retaining the servicing rights on as many loan originations as financially possible.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated.

                                       Three Months Ended June 30,
                                       1997           1996
                                       (Dollars in thousands except average loan balance)
Beginning loan service portfolio       $1,583,837     $1,477,161

   Add:   Loans originated                 86,798         92,095
          Purchase of Servicing             6,652              -
   Less:  Prepayment and Amortization      71,218         60,491

Ending loan servicing portfolio         1,606,069      1,508,765
   Sub-Servicing                           98,577         91,938
Total servicing portfolio              $1,704,646     $1,600,703

Average loan balance (end of period)     $ 96,482      $  94,587
Weighted Average Interest Rate               7.98%          8.17%

     GAIN ON SALE OF MORTGAGE LOANS
     In spite of intense price competition, a decrease of nearly 50 basis points in long-term mortgage interest rates during the quarter resulted in a gain on sale of mortgage loans of $1.34 million for the three months ended June 30, 1997, an increase of 46.6% over the 1996 period.

     INTEREST INCOME
     Interest income, which reflects the interest received on mortgage loans held for sale, decreased to $537,000 for the three months ended June 30, 1997 from $627,000 for the comparable prior year quarter. This decrease is due primarily to the lower average interest rate on mortgage loans and a smaller mortgage inventory carried by the Company during the June 1997 quarter.


EXPENSES

     The major components of the Company's total expenses are (i) employees' salaries and commissions, (ii) general and administrative expenses and
     (iii) interest expense. Total expenses for the three months ended June 30, 1997 increased by 5.2% to $3.98 million from the three months ended June 30, 1996. Salaries and commissions were $1.99 million for the June 1997 quarter, an increase of 8.2% over the year-ago quarter. The increase was due to the opening of new retail branches and the hiring of new personnel to staff them during the quarter. General and administrative expense increased by $70,000, an increase of 4.0% over prior year. These higher expenses were a direct result of expanding production operations in the quarter, partially offset by cost reduction measures taken by the Company over the past year.

     INTEREST EXPENSE
     Interest expense decreased 11.3% to $172,000 for quarter ended June 1997 from $194,000 for the same period in 1996. The decrease was due to lower warehouse borrowings during the quarter as more corporate cash was used to finance a portion of Company's mortgage warehousing needs.


PROSPECTIVE TRENDS

     The reduction in long-term interest rates during the quarter, particularly at the very end of the quarter, is having a positive impact on new loan originations, especially refinance loans, for the Company. New loan applications in July, for example, were the highest of the year, double the number in June. Barring an unexpected increase in interest rates, the surge in activity should produce improved results for the Company in the second fiscal quarter.

     As previously discussed in the Prospective Trends and the Competition sections of the 10K for the fiscal year ended March 31, 1997, the Company still faces intense competition from many directions, particularly for the standard conforming conventional mortgage loans so coveted by many of the major commercial banks. Our strategy is to instead emphasize the origination of FHA and VA loans, home equity loans and other mortgage products with much greater profit potential for the Company. We recently introduced, for example, a 125% second mortgage equity loan which will be originated through direct consumer mailing, telemarketing, and our traditional retail branch operations. Initially to be sold servicing-released, we intend to later securitize and retain servicing on this increasingly popular new mortgage product.

     As a continuing part of the Company's long-term plan, we are opening additional retail origination offices wherever such opportunity presents itself. During this quarter we've opened new retail branches in Hollywood and Bakersfield, California, and are in the final stage of opening in Phoenix, Arizona.

     We believe we are appropriately positioned to take advantage of the market niches within which we can competitively operate, but we still face formidable competition and, as always, our business is greatly influenced by the level of long-term interest rates.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirement is the funding of its new mortgage loans and loan origination expenses. To meet these funding needs, the Company relies on warehouse lines of credit with banks, its own capital, and also cash flows from operations.

     At June 30, 1997, maximum permitted borrowings under the warehouse line of credit agreements with two nonaffiliated banks totaled $45 million and the amount outstanding was $20.40 million. Borrowings under these facilities are secured by mortgage loans. The agreements contain various covenants, including minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio, and restrict the Company's ability to pay dividends. The Company was in compliance with all debt covenants at June 30, 1997. The Company believes that the warehouse agreements will be renewed when the current terms expire in August and September 1997.

     The Company had stockholders' equity of $25.91 million at June 30, 1997. Management believes that its current financing arrangements are adequate to meet its projected operational needs.


PART II.  OTHER INFORMATION.


Item 6. Exhibits and Reports of Form 8-K.

        (a)  No exhibits are filed with this report.

        (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST MORTGAGE CORPORATION




Date:  August 12, 1997                  By  S/Clement Ziroli
                                            Clement Ziroli
                                            Chairman of the Board of Directors,
                                            Chief Executive Officer



Date:  August 12, 1997                   By S/Pac W. Dong
                                            Pac W. Dong
                                            Chief Financial Officer,
                                            Controller and
                                            Executive Vice President