Form 10-Q
period 1997-09-30
FIRST MORTGAGE CORP /CA/
filed 1997-11-10
CIK 883369

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                         _____________________


                               FORM 10-Q



[  X  ]   Quarterly  Report Pursuant to Section  13  or  15(d)  of  the
          Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997

                                  or

[   ]     Transition  Report  Pursuant  to  Section  13  or  15(d)  of the
          Securities Exchange Act of 1934
          For the transition period  from _______ to _______


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

                  YES  X                       NO____

As of September 30, 1997, 5,859,117 shares of the registrant's common stock were outstanding.

                      FIRST MORTGAGE CORPORATION
                               FORM 10-Q

                                 INDEX


Part I - Financial Information                                 Page


Item 1. Financial Statements:

        Balance Sheet                                             3
         September 30, 1997(Unaudited) and March 31, 1997

        Unaudited Statements of Income
         Three Months and Six Months Ended September 30, 1997
         and 1996                                                 4

        Unaudited Statements of Cash Flows
         Six Months Ended September 30, 1997 and 1996             5

        Notes to Unaudited Financial Statements                 6-7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                               8-11


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                         12

Signatures                                                       13

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                      FIRST MORTGAGE CORPORATION

                             BALANCE SHEET

                                        September 30, 1997  March 31, 1997
                                        (Unaudited)
ASSETS
Cash                                    $2,214,000          $5,903,000
Mortgage loans held for sale            34,865,000          27,286,000
Other receivables and servicing
 advances                                9,384,000           9,623,000
Capitalized servicing rights             7,268,000           6,709,000
Property and equipment, net                593,000             592,000
Prepaid expenses and other assets          353,000             546,000
Due from affiliates                              -             134,000
Note receivable                            130,000             130,000

TOTAL ASSETS                           $54,807,000         $50,923,000

LIABILITIES AND STOCKHOLDERS'
   EQUITY

LIABILITIES:
   Notes payable, banks                $23,027,000         $20,172,000
   Note payable, officer                         -           1,500,000
   Sight drafts payable                  2,496,000             954,000
   Accounts payable and accrued
    liabilities                            928,000             816,000
   Deferred income taxes                 1,957,000           1,833,000

      Total Liabilities                 28,408,000          25,275,000

STOCKHOLDERS' EQUITY
   Preferred stock, no par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares              -                   -
- None
   Common stock, no par value:
      Authorized shares - 10,000,000
      Issued and outstanding shares
      - 5,859,117                        5,147,000           5,147,000
   Retained earnings                    21,252,000          20,501,000

         Total Stockholders' Equity     26,399,000          25,648,000

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                               $54,807,000         $50,923,000

                      FIRST MORTGAGE CORPORATION

                    UNAUDITED STATEMENTS OF INCOME



                                       Three Months Ended       Six Months Ended
                                       September 30,            September 30,
                                       1997         1996        1997         1996
REVENUES:
   Loan origination income              $808,000     $944,000   $1,512,000   $1,675,000
   Loan servicing income               1,873,000    1,778,000    3,729,000    3,492,000
   Gain on sale of mortgage loans      1,858,000    1,631,000    3,198,000    2,545,000
   Interest income                       626,000      559,000    1,163,000    1,186,000
   Other income                                -        1,000            -        2,000

         Total revenues                5,165,000    4,913,000    9,602,000    8,900,000

EXPENSES:
   Compensation and benefits           2,065,000    2,127,000    4,053,000    3,965,000
   General and admnistrative expenses  2,078,000    1,886,000    3,897,000    3,635,000
   Interest expense                      183,000      216,000      355,000      410,000

         Total expenses                4,326,000    4,229,000    8,305,000    8,010,000

INCOME BEFORE INCOME TAXES               839,000      684,000    1,297,000      890,000

INCOME TAX EXPENSE                       352,000      287,000      546,000      376,000

NET INCOME                              $487,000     $397,000     $751,000     $514,000

NET INCOME PER SHARE                    $   0.08     $   0.07      $  0.13      $  0.09

WEIGHTED AVERAGE OF COMMON
AND COMMON EQUIVALENT
SHARES OUTSTANDING                     5,859,000    5,892,000    5,859,000    5,892,000

                      FIRST MORTGAGE CORPORATION
                  UNAUDITED STATEMENTS OF CASH FLOWS
                                                                 Six Months Ended
                                                                 September 30,
                                                              1997            1996
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $  751,000      $  514,000
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Provision for deferred income taxes                           124,000         264,000
     Provision for losses on foreclosure                          (183,000)        277,000
     Amortization of capitalized servicing rights                1,189,000         720,000
     Depreciation and amortization of property and equipment       100,000          97,000
     Originations and purchases of mortgage loans
        held for sale                                         (200,344,000)   (171,997,000)
     Sales and principal repayments of mortgage loans
        held for sale                                          192,765,000     174,540,000
     Changes in other receivables and servicing advances           422,000      (1,660,000)
     Change in prepaid expenses and other assets                   193,000          92,000
     Change in accounts payable and accrued liabilities            112,000         (48,000)

  Net cash provided by (used in) operating activities           (4,871,000)      2,799,000

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of mortgage servicing rights                        (401,000)       (189,000)
     Origination of mortgage servicing rights                   (1,347,000)     (1,913,000)
     Change in note receivable                                           -        (500,000)
     Sale of commercial paper                                            -       9,955,000
     Purchase furniture, equipment and leasehold improvements     (101,000)       (105,000)
     Change in due from affiliates                                 134,000          60,000

  Net cash provided by (used in) investing activities           (1,715,000)      7,308,000

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in notes payable, banks                              2,855,000     (10,093,000)
     Change in sight drafts payable                              1,542,000      (1,783,000)
     Change in notes payable, officer                           (1,500,000)              -

  Net cash provided by (used in) financing activities            2,897,000     (11,876,000)

  DECREASE IN CASH                                              (3,689,000)     (1,769,000)

  CASH, BEGINNING OF PERIOD                                      5,903,000       5,948,000

  CASH, END OF PERIOD                                           $2,214,000      $4,179,000

  SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                $  264,000      $  205,000
        Income taxes                                               225,000          30,000

                      FIRST MORTGAGE CORPORATION
                NOTES TO UNAUDITED FINANCIAL STATEMENTS
                          September 30, 1997

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

                                Capitalized
                                 Servicing
                                   Rights
Balance at March 31, 1997        $6,709,000
   Additions                      1,748,000
   Amortizations and write offs  (1,176,000)
   Impairment                       (13,000)

Balance at September 30, 1997    $7,268,000

3.  NOTES PAYABLE

    At September 30, 1997, the Company had line of credit agreements with two nonaffiliated banks, which provided for borrowings up to $40,000,000 and $15,000,000 with annual interest payable monthly at 1.25% to 1.40% or the bank's reference rate, depending on the level of borrowings and the compensating balances maintained. At September 30, 1997, borrowings under these lines of $23,027,000 were collateralized by mortgage loans held for sale.

    The line of credit agreements are subject to renewal on September 1, 1998 and November 30, 1997, respectively. Both agreements contain certain requirements, including, but not limited to, the maintenance of minimum net worth, debt to net worth ratio, current ratio, net income and servicing portfolio, and restrict the
    Company's ability to pay dividends. The Company believes its two lines of credit agreements will be renewed prior to their expiration.

4.  NET INCOME PER SHARE

    Net income per share is computed on the basis of the weighted average number of common shares outstanding during each period plus the effect of common shares contingently issuable from stock options in period in which they have a dilutive effect.


5.  RECENT ACCOUNTING PRONOUNCEMENT

    In February 1997, the FASB issued Statement No. 128, Earnings Per Share (FAS 128), which simplifies the standards for computing earnings per share (EPS) and replaces the presentation of primary EPS with a presentation of basic EPS. The Company believes that the adoption of FAS 128 in fiscal year 1998 will not have a material impact on the financial statements.


6.  CONTINGENCIES

    The Company is currently a defendant in certain litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Three months ended September 30, 1997 compared to three months ended September 30, 1996.


GENERAL

     First Mortgage reported net income of $487,000 or $0.08 per share for the quarter ended September 30, 1997, compared to net income of $397,000 or $0.07 per share for the comparable 1996 quarter. The increase of 22.7% in net income was primarily attributable to larger gains on mortgage sales as interest rates became more favorable; and to higher servicing income as the mortgage servicing portfolio grows; and also to an increase in interest income due to stronger loan production. The improvement in earnings was, however, offset partially by greater general and administrative expenses from start-up cost of production offices.


REVENUES

     LOAN ORIGINATION INCOME
     For the quarter ended September 30, 1997, the volume of new mortgage loans closed increased by 42.1% to $113.55 million from $79.90 million in the prior year quarter. The increase is a reflection of lower long-term interest rates, which significantly increased the volume of refinancing loans in the market place, and the robust recovery of the California real estate market.

     For the three months ended September 30, 1997, loan origination revenue decreased by approximately 14.4% to $808,000 from the September 1996 quarter, due primarily to the higher volume of wholesale loan, which carry lower front-end origination fees.

     LOAN SERVICING INCOME
     Loan servicing income, representing the loan servicing fees, late charges and other fees earned by the Company for administering the loans in its servicing portfolio, rose 5.3% to $1.87 million for the three months ended September 30, 1997 from $1.78 million for the same period in 1996. The increase resulted from growth in the Company's servicing portfolio.

     As of September 30, 1997, the Company serviced $1.71 billion in loans compared to $1.63 billion at September 30, 1996, a net gain of 4.9% after prepayments and scheduled amortization of mortgage loans. The growth in the servicing portfolio reflects the Company's long-term plan of retaining the servicing rights on a portion of new loan originations.

     The  following table sets forth certain information pertaining  to the servicing portfolio of the Company for the period indicated.
                                              Three Months Ended
                                              September 30,
                                              1997           1996
                                             (Dollars in thousands
                                              except average loan balance)
          Beginning loan service portfolio    $1,606,069     $1,508,765

          Add: Loans originated                  113,546         79,902

          Less:  Prepayment and amortization     105,673         55,066

          Ending loan servicing portfolio      1,613,942      1,533,601
          Sub-Servicing                           98,167         97,964
          Total servicing portfolio           $1,712,109     $1,631,565
          Average loan balance (end of period)  $ 96,631      $  95,631

     GAIN ON SALE OF MORTGAGE LOANS
     Due to a favorable trend in long-term mortgage interest rates during the quarter, the gain on sale of mortgage loans was $1.86 million for the three months ended September 30, 1997, an increase of 13.9% over the 1996 period.

     INTEREST INCOME
     Interest income, which reflects the interest received on mortgage loans held for sale, increased to $626,000 for the three months ended September 30, 1997 from $559,000 for the comparable prior year quarter. This increase was due primarily to the larger mortgage inventory carried by the Company during the September 1997 quarter.


EXPENSES

     The major components of the Company's total expenses are (i) compensations and benefits, (ii) general and administrative expenses and (iii) interest expense. Total expenses for the three months ended September 30, 1997 increased by 2.3% to $4.33 million from the three months ended September 30, 1996. Compensations and benefits were $2.07 million for the September 1997 quarter, a decrease of 2.9% over the year-ago quarter. General and administrative expense increased by $192,000, or 10.2% over prior year. These higher expenses were a direct result of expanding production operations in the quarter, partially offset by cost reduction measures taken by the Company over the past year.

     INTEREST EXPENSE
     Interest expense decreased 15.3% to $183,000 for quarter ended September 1997 from $216,000 for the same period in 1996. The decrease was due to an increase in use of working capital for loan fundings.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Six months ended September 30, 1997 compared to six months ended September 30, 1996.


GENERAL

     In the six months ended September 30, 1997, the Company reported net income of $751,000 or $0.13 per share, compared to net income of $514,000 or $0.09 per share for the same period of 1996. Total revenue increased by 7.9% to $9.6 million from $8.9 million in the year earlier six months. The increase in net income was largely due to higher loan servicing income and a greater gain on sale of mortgage loans for the six month period as compared to 1996.


REVENUES

     For the six months ended September 30, 1997, loan origination revenue decreased 9.7% to $1.51 million from $1.68 million for the six months ended September 30, 1996. The lower loan origination revenue was largely due to a higher proportion of wholesale loans, which carry much lower front-end origination revenue than retail loans.

     The volume of new mortgage loan originations increased 16.5% to $200.34 million from $171.99 million in the comparable period last year.

     Loan servicing income, representing the loan servicing fees, late charges and other fees earned by the Company for administering the loans in its servicing portfolio, rose 6.8% to $3.73 million for the six months ended September 30, 1997 from $3.49 million for the same period in 1996 after prepayments and scheduled amortization of mortgage loans.

     The  following table sets forth certain information pertaining  to the servicing portfolio of the Company for the period indicated:
                                                  Six Months Ended September 30,
                                                  1997           1996
                                                  (Dollars in thousands
                                                  except average loan balance)
          Beginning loan service portfolio        $1,583,837     $1,477,161
          Add: Loans originated                      200,344        171,997

          Less:  Prepayment and amortization         170,239        115,557

          Ending loan servicing portfolio          1,613,942      1,533,601
          Sub-Servicing                               98,167         97,964
          Total servicing portfolio               $1,712,109     $1,631,565
          Average loan balance (end of period)       $96,631        $95,631


     The sale of mortgages for the six months ended September 30, 1997 resulted in a gain of $3.20 million compared to a gain of $2.55 million for the 1996 period. The gain is primarily attributable to the favorable trend in long-term interest rates in 1997.

     Interest income, which reflects the interest earned on mortgage loans held for sale for the six months ended September 30, 1997 was comparable to the 1996 period.

EXPENSES

     The major components of the Company's total expenses are (i) compensation and benefits, (ii) general and administrative expenses and (iii) interest expenses. Total expenses for the six months ended September 30, 1997 increased by $295,000 or 3.7% from the six months ended September 30, 1996. Compensation and benefits remained essentially flat at $4.05 million compared to $3.97 million in the first six months of fiscal year 1996. General and administrative expenses increased by 7.2% to $3.90 million from the comparable period in 1996. The increase was partly attributable to ongoing implementation of our production expansion plan with the opening of new retail branches.

     Interest expense decreased to 13.4% to $355,000 as compared to $410,000 in the year earlier 6 months, due primarily to increased usage of working capital for funding mortgage loans.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirement is the funding of its new mortgage loans and loan origination expenses. To meet these funding needs, the Company relies on warehouse lines of credit with banks, its own capital, and also cash flows from operations.

     At September 30, 1997, maximum permitted borrowings under the warehouse line of credit agreements with two nonaffiliated banks totaled $55 million and the amount outstanding was $23.03 million. Borrowings under these facilities are secured by mortgage loans. The agreements contain various covenants, including minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio, and restrict the Company's ability to pay dividends. The Company was in compliance with all debt covenants at September 30, 1997. The Company believes that the warehouse agreements will be renewed when the current terms expire.

     The Company had stockholders' equity of $26.40 million at September 30, 1997. Management believes that its current financing arrangements are adequate to meet its projected operational needs.


PROSPECTIVE TRENDS

     Between June 1997 and September 1997, long-term mortgage interest rates fell approximately 1/4%, contributing to a 31% increase in new loan originations over the immediate preceding quarter ended June 30, 1997; and 42% more than the year earlier period. Unless long-term interest rates unexpectedly increase, the surge in activity should help produce positive results for the Company going forward.

     Pricing of traditional mortgage products, however, remains uneconomical and as previously discussed, the Company still faces intense competition from many directions, particularly for the standard conforming conventional mortgage loans so coveted by many of the major commercial banks. Our strategy is to instead emphasize the origination of FHA and VA loans, home equity loans and other mortgage products with much greater profit potential for the Company. We recently introduced, for example, a 125% second mortgage equity loan which is being originated through direct consumer mailing, telemarketing, and our traditional retail branch operations. Initially to be sold servicing-released, we intend to later securitize and retain servicing on this increasingly popular new mortgage product.

     As  a  continuing  part of the Company's long-term  plan,  we  are
     opening   additional  retail  offices  wherever  such  opportunity
     presents itself.

     We believe we are appropriately positioned to take advantage of the market niches within which we can competitively operate, but we still face formidable competition and, as always, our business is greatly influenced by the level of interest rates.

                     PART II.  OTHER INFORMATION.


Item 6. Exhibits and Reports of Form 8-K.

        (a)  No exhibits are filed with this report.

        (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST MORTGAGE CORPORATION




Date:  November 8, 1997              By  S/Clement Ziroli
                                         Clement Ziroli
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer



Date:  November 8, 1997              By  S/Pac W. Dong
                                         Pac W. Dong
                                         Executive Vice President,
                                         Chief Financial Officer