Form 10-Q
period 1997-12-31
FIRST MORTGAGE CORP /CA/
filed 1998-02-12
CIK 883369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


_____________________


FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1997

or

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

YES  X                       NO____

As of December 31, 1997, 5,836,517 shares of the registrant's common stock were outstanding.

FIRST MORTGAGE CORPORATION
FORM 10-Q

INDEX


Part I - Financial Information                                         Page


Item 1. Financial Statements:

        Balance Sheets
          December 31, 1997 (Unaudited) and March 31, 1997               3

         Unaudited Statements of Income
          Three Months and Nine Months Ended December 31, 1997 and 1996  4

        Unaudited Statements of Cash Flows
          Nine Months Ended December 31, 1997 and 1996                   5

        Notes to Unaudited Financial Statements                         6-7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      8-12


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                13

Signatures                                                              14

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

FIRST MORTGAGE CORPORATION

BALANCE SHEETS
                                               December 31, 1997       March 31, 1997
                                               (Unaudited)
ASSETS
Cash                                           $6,208,000              $5,903,000
Mortgage loans held for sale                   36,880,000              27,286,000
Other receivables and servicing advances        9,787,000               9,623,000
Capitalized servicing rights                    7,737,000               6,709,000
Property and equipment, net                       657,000                 592,000
Prepaid expenses and other assets                 379,000                 546,000
Due from affiliates                                     -                 134,000
Notes receivable                                  130,000                 130,000

TOTAL ASSETS                                  $61,778,000             $50,923,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Notes payable, banks                       $31,633,000             $20,172,000
   Note payable, officer                                -               1,500,000
   Sight drafts payable                           341,000                 954,000
   Accounts payable and accrued liabilities       814,000                 816,000
   Deferred income taxes                        2,144,000               1,833,000

      Total Liabilities                        34,932,000              25,275,000

STOCKHOLDERS' EQUITY
   Preferred stock, no par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares - None              -                       -
   Common stock, no par value:
      Authorized shares - 10,000,000
      Issued and outstanding shares
      - 5,836,517 at
      December 31, 1997 and
      5,859,117 at March 31, 1997               5,067,000               5,147,000
   Retained earnings                           21,779,000              20,501,000

         Total Stockholders' Equity            26,846,000              25,648,000

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                     $61,778,000             $50,923,000
See accompanying notes

FIRST MORTGAGE CORPORATION

UNAUDITED STATEMENTS OF INCOME


                                                          Three Months Ended         Nine Months Ended
                                                             December 31,                December 31,
                                                          1997         1996           1997          1996
REVENUES:
   Loan origination income                            $716,000     $991,000     $2,228,000    $2,666,000
   Loan servicing income                             1,959,000    1,799,000      5,688,000     5,291,000
   Gain on sale of mortgage loans                    2,186,000    1,675,000      5,384,000     4,220,000
   Interest income                                     661,000      485,000      1,824,000     1,671,000
   Other income                                              -            -              -         2,000

         Total revenues                              5,522,000    4,950,000     15,124,000    13,850,000

EXPENSES:
   Compensation and benefits                         2,022,000    2,165,000      6,075,000    6,130,000
   General and administrative expenses               1,637,000    1,456,000      4,393,000    4,427,000
   Amortization of capitalized servicing rights        776,000      502,000      1,917,000    1,166,000
   Interest expense                                    180,000      129,000        535,000      539,000

         Total expenses                              4,615,000    4,252,000     12,920,000   12,262,000

INCOME BEFORE INCOME TAXES                             907,000      698,000      2,204,000    1,588,000

INCOME TAX EXPENSE                                     380,000      296,000        926,000      672,000

NET INCOME                                            $527,000     $402,000     $1,278,000     $916,000


Basic and Diluted Earnings Per Share                  $   0.09      $  0.07       $   0.22     $   0.16

Weighted Average Of Common Shares Outstanding        5,856,000    5,877,000      5,856,000    5,877,000

See accompanying notes


  FIRST MORTGAGE CORPORATION

  UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended
                                                                                      December 31,
                                                                              1997                1996
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $1,278,000             $916,000
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Provision for deferred income taxes                                   311,000              122,000
     Provision for losses on foreclosure                                  (490,000)             102,000
     Amortization of capitalized servicing rights                        1,989,000            1,254,000
     Depreciation and amortization of property and equipment               159,000              149,000
     Originations and purchases of mortgage loans held for sale       (315,330,000)        (274,638,000)
     Sales and principal repayments of mortgage loans
        held for sale                                                  305,736,000          262,561,000
     Changes in other receivables and servicing advances                   326,000             (203,000)
     Change in prepaid expenses and other assets                           167,000              529,000
     Change in accounts payable and accrued liabilities                     (2,000)             160,000

        Net cash used in operating activities                           (5,856,000)          (9,048,000)

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of mortgage servicing rights                                (605,000)            (354,000)
     Origination of mortgage servicing rights                           (2,412,000)          (3,000,000)
     Note receivable                                                             -             (500,000)
     Sale of commercial paper                                                    -            9,955,000
     Purchase of furniture and equipment and leasehold improvements       (224,000)            (191,000)
     Change in due to affiliates                                           134,000               60,000

        Net cash provided by (used in) investing activities             (3,107,000)           5,970,000

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in notes payable, banks                                     11,461,000            4,235,000
     Change in sight drafts payable                                       (613,000)          (2,345,000)
     Change in notes payable, other                                     (1,500,000)                   -
     Repurchase of Common Stock                                            (80,000)            (114,000)

        Net cash provided by financing activities                         9,268,000           1,776,000

  INCREASE (DECREASE) IN CASH                                               305,000          (1,302,000)
  CASH, BEGINNING OF PERIOD                                               5,903,000           5,948,000
  CASH, END OF PERIOD                                                    $6,208,000          $4,646,000


  SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                         $  406,000          $  432,000
        Income taxes                                                        455,000              30,000

  See accompanying notes

FIRST MORTGAGE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 1997

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


2.  CAPITALIZED SERVICING RIGHTS

    Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS
    125) requires the recording of Capitalized Servicing Rights (CSRs) on the date of sale of a mortgage loan as opposed to the previous practice of recording CSRs on the date loans are originated. Additionally, under FAS 125, excess servicing fees is included in CSRs for balance sheet presentation. Activities in CSRs are summarized as follows:

                                      Capitalized
                                      Servicing
                                      Rights
Balance at March 31, 1997             $6,709,000
   Additions                           3,017,000
   Amortizations and write offs       (1,980,000)
   Impairment                             (9,000)

Balance at December 31, 1997          $7,737,000



3.  NOTES PAYABLE

    At December 31, 1997, the Company had line of credit agreements with two nonaffiliated banks, which provided for borrowings up to $40,000,000 and $20,000,000 with annual interest payable monthly at 1.25% to 1.40% or the bank's reference rate, depending on the level of borrowings and the compensating balances maintained. At December 31, 1997, borrowings under these lines of $31,633,000 were collateralized by mortgage loans held for sale.

    The line of credit agreements are subject to renewal on September 1, 1998 and August 31, 1998, respectively. Both agreements contain certain requirements, including, but not limited to, the maintenance of minimum net worth, debt to net worth ratio, current ratio, net income and servicing portfolio, and restrict the Company's ability to pay dividends. The Company believes its two lines of credit agreements will be renewed prior to their expiration.

    The Company has a presale funding facility with a nonaffiliated investment banking firm for borrowings under reverse repurchase arrangements, collateralized by mortgage loans held for sale pooled to form GNMA securities. There was no amount outstanding on December 31, 1997.

    The Company also has an unsecured line of credit of $2,000,000 with a nonaffiliated bank. The line was not utilized on December 31, 1997.


4.  EARNINGS PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated where necessary to conform to the Statement 128 requirements.


5.  CONTINGENCIES

    The Company is currently a defendant in certain litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Three months ended December 31, 1997 compared to three months ended December 31, 1996.


GENERAL

     First Mortgage reported net income of $527,000 or $0.09 per share for the quarter ended December 31, 1997, compared to net income of $402,000 or $0.07 per share for the comparable 1996 quarter. The increase of 31.1% in net income was primarily attributable to larger gains on mortgage sales as interest rates became more favorable; and to higher servicing income as the mortgage servicing portfolio grows; and also to an increase in interest income due to stronger loan production. The improvement in earnings was, however, offset partially by greater general and administrative expenses from start-up cost of several new production offices and increase in amortization expense of mortgage servicing rights.


REVENUES

     For the quarter ended December 31, 1997, the volume of new mortgage loans closed increased by 12% to $114.99 million from $102.64 million in the prior year quarter. The increase is a reflection of lower long-term interest rates, which significantly increased the volume of refinancing loans in the market place, and the robust recovery of the California real estate market.

     For the three months ended December 31, 1997, loan origination revenue decreased by approximately 27.7% to $716,000 from the December 1996 quarter, due primarily to the higher volume of wholesale and refinance loans, which carry lower front-end origination fees.

     Loan servicing income, representing the loan servicing fees, late charges and other fees earned by the Company for administering the loans in its servicing portfolio, rose 8.9% to $1.96 million for the three months ended December 31, 1997 from $1.80 million for the same period in 1996. The increase is primarily due to a larger mortgage servicing portfolio.

     As of December 31, 1997, the Company serviced $1.70 billion in loans compared to $1.67 billion at December 31, 1996, a net gain of 1.9% after prepayments and scheduled amortization of mortgage loans. The growth in the servicing portfolio reflects the Company's long-term plan of retaining the servicing rights on a portion of new loan originations.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated.

                                                 Three Months Ended December 31.
                                                 1997           1996
                                                 (Dollars in thousands except average loan balance)
          Beginning loan service portfolio       $1,613,942     $1,533,601

          Add: Loans originated                     114,987        102,641

          Less:  Prepayment and amortization        117,418         66,094

          Ending loan servicing portfolio         1,611,511      1,570,148
          Sub-Servicing                              90,196         99,053
          Total servicing portfolio              $1,701,707     $1,669,201
          Average loan balance (end of period)     $ 95,963      $  96,519

     Due to a favorable trend in long-term mortgage interest rates during the quarter, the gain on sale of mortgage loans was $2.19 million for the three months ended December 31, 1997, an increase of 30.5% over the 1996 period.

     Interest income, which reflects the interest received on mortgage loans held for sale, increased to $661,000 for the three months ended December 31, 1997 from $485,000 for the comparable prior year quarter. This increase was due primarily to the larger mortgage inventory carried by the Company during the December 1997 quarter, partially offset by lower interest rates.


EXPENSES

     The major components of the Company's total expenses are (i) compensation and benefits, (ii) general and administrative expenses,
     (iii) amortization of capitalized servicing rights, and (iv) interest expense. Total expenses for the three months ended December 31, 1997 increased by 8.5% to $4.62 million from the three months ended December 31, 1996. Compensation and benefits were $2.02 million for the December 1997 quarter, a decrease of 6.6% over the year-ago quarter. The main reason for the drop is the implementation of cost reduction measures taken by the Company.

     General and administrative expense increased by $181,000, or 12.4% over prior year. These higher expenses were a direct result of expenses associated with branch closing, and expanding the production operations in the quarter. Amortization expense of capitalized servicing rights increased by $274,000 over the 3rd quarter of last fiscal year, due mainly to the Company's larger investment in mortgage servicing rights and higher volume of loan prepayments over the comparable period of prior year.

     Interest expense increased 39.5% to $180,000 for quarter ended December 31 1997 from $129,000 for the same period in 1996. The higher expense was due to an increase in use of warehouse lines for loan fundings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Nine months ended December 31, 1997 compared to nine months ended December 31, 1996.


GENERAL

     In the nine months ended December 31, 1997, the Company reported net income of $1.28 million or $0.22 per share, compared to net income of $916,000 or $0.16 per share for the same period of 1996. Total revenue increased by 9.2% to $15.12 million from $13.85 million in the year earlier nine months. The increase in net income was largely due to higher loan servicing income and a greater gain on sale of mortgage loans for the nine month period as compared to 1996.


REVENUES

     For the nine months ended December 31, 1997, loan origination revenue decreased 16.4% to $2.23 million from $2.67 million for the nine months ended December 31, 1996. The lower loan origination revenue was largely due to a higher proportion of wholesale and refinance loans, which carry much lower front-end origination revenue than retail loans.

     The volume of new mortgage loan originations increased 14.8% to $315.33 million from $274.64 million in the comparable period last year.

     Loan servicing income, representing the loan servicing fees, late charges and other fees earned by the Company for administering the loans in its servicing portfolio, rose 7.5% to $5.69 million for the nine months ended December 31, 1997 from $5.29 million for the same period in 1996 after prepayments and scheduled amortization of mortgage loans.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated:

                                               Nine Months Ended December 31,
                                                      1997           1996
                                       (Dollars in thousands except average loan balance)
          Beginning loan service portfolio      $1,583,837     $1,477,161
          Add: Loans originated                    315,330        274,638

          Less:  Prepayment and amortization       287,656        181,651

          Ending loan servicing portfolio        1,611,511      1,570,148
          Sub-Servicing                             90,196         99,053
          Total servicing portfolio             $1,701,707     $1,669,201
          Average loan balance (end of period)     $95,693        $96,519

     The sale of mortgages for the nine months ended December 31, 1997 resulted in a gain of $5.38 million compared to a gain of $4.22 million for the 1996 period. The gain is primarily attributable to the favorable trend in long-term interest rates in 1997.

     Interest income, which reflects the interest earned on mortgage loans held for sale for the nine months ended December 31, 1997, increased 9.2% to $1.82 million from $1.67 million for the nine months ended December 31, 1996.

EXPENSES

     The major components of the Company's total expenses are (i) compensation and benefits, (ii) general and administrative expenses,
     (iii) amortization of capitalized servicing rights, and (iv) interest expenses. Total expenses for the nine months ended December 31, 1997 increased by $658,000 or 5.4% from the nine months ended December 31, 1996. Compensation and benefits fell 0.9% to $6.08 million compared to $6.13 million in the first nine months of fiscal year 1996. The decrease in compensation expense reflects the success in cost control measures adopted by the Company.

     General and administrative expenses decreased slightly by $34,000 from the comparable period in 1996 despite higher loan originations in 1997. It represents the effective implementation of tight cost controls by the Company. Amortization expense of capitalized servicing rights increased by $751,000 over the nine months period of last fiscal year due primarily to the Company's larger investment of mortgage servicing rights and higher volume of loan prepayments over the comparable prior year period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirement is the funding of its new mortgage loans and loan origination expenses. To meet these funding needs, the Company relies on warehouse lines of credit with banks, its own capital, and also cash flows from operations.

     At December 31, 1997, maximum permitted borrowings under the warehouse line of credit agreements with two nonaffiliated banks totaled $60 million and the amount outstanding was $31.63 million. Borrowings under these facilities are secured by mortgage loans. The agreements contain various covenants, including minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio, and restrict the Company's ability to pay dividends. The Company was in compliance with all debt covenants at December 31, 1997. The Company believes that the warehouse agreements will be renewed when the current terms expire.

     The Company had stockholders' equity of $26.85 million at December 31, 1997. Management believes that its current financing arrangements are adequate to meet its projected operational needs.


PROSPECTIVE TRENDS

     Between April 1997 and December 1997, long-term mortgage interest rates fell approximately 1/2%, contributing to a 14.8% increase in new loan originations over the immediate preceding nine months ended December 31, 1996. Loan production will continue to grow unless long-term interest rates unexpectedly increase. The surge in activity should help produce positive results for the Company going forward.

     Pricing of most traditional mortgage products, however, remains uneconomical and as previously discussed, the Company still faces intense competition from many directions, particularly for the standard conforming conventional mortgage loans so coveted by many of the major commercial banks. Our strategy is to instead emphasize the origination of FHA and VA loans, home equity loans and other mortgage products with much greater profit potential for the Company. During this year we introduced, for example, a 125% second mortgage equity loan which is being originated through direct consumer mailing, telemarketing, and our traditional retail branch operations.

     As a continuing part of the Company's long-term plan, we are opening new retail production offices as the opportunity presents itself in the appropriate markets for the loan products we wish to originate. Net of offices which have been closed, we have opened three new retail offices thus far this year. Although slower to ramp up, retail production originations have better margins than wholesale.

     We have also greatly increased the size and scope of our Consumer Direct Marketing operation, with the result thus far of nearly doubling the production over the comparable period last year. Margins in this division are far better than other channels of loan origination and we will continue expansion of these operations. Conversely, the poor to nearly non-existent margins available in wholesale originations have dictated a withdrawal from much of this market, and we have closed our Diamond Bar, California and Bellevue, Washington wholesale offices in order to direct resources towards our other more profitable channels.

     With mortgage interest rates recently falling to new lows, we believe we are appropriately positioned to take advantage of the resulting surge of both purchase and refinance business.

PART II.  OTHER INFORMATION.


Item 6. Exhibits and Reports on Form 8-K.

        (a)  No exhibits are filed with this report.

        (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST MORTGAGE CORPORATION




Date:  February 13, 1998               By  S/Clement Ziroli
                                           Clement Ziroli
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer



Date:  February 13, 1998               By  S/Pac W. Dong
                                           Pac W. Dong
                                           Chief Financial Officer,
                                           Executive Vice President