Form 10-K
period 1998-03-31
FIRST MORTGAGE CORP /CA/
filed 1998-06-29
CIK 883369

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended March 31, 1998, or

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

(909) 595-1996
(Registrant's telephone number,including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant on June 19, 1998, based on the average bid and asked prices on that date reported by the OTC Bulletin Board, was $3,365,000. Solely for purposes of this calculation, all executive officers and directors of the registrant were considered affiliates as were all beneficial owners of more than 10% of the registrant's Common Stock. As of June 19, 1998, 5,569,697 shares of the registrant's Common Stock were issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the annual meeting of shareholders of the registrant to be held on September 23, 1998 are incorporated by reference into Part III hereof. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after March 31, 1998.

FIRST MORTGAGE CORPORATION
A California Corporation

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 1998

TABLE OF CONTENTS

Item No.                 Description       Page
PART I
   1. Business                                                            1
   2. Properties                                                          14
   3. Legal Proceedings                                                   14
   4. Submission of Matters to a Vote of Security Holders                 15

PART II

   5. Market for the Registrant's Common Equity and Related Stockholder
         Matters                                                          15
   6. Selected Financial Data                                             16
   7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                            17
   7A.Quantitative and Qualitative Disclosures About Market Risk          24
   8. Financial Statements and Supplementary Data                         24
   9. Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                             24

PART III

   10.Directors and Executive Officers of the Registrant                  25
   11.Executive Compensation                                              25
   12.Security Ownership of Certain Beneficial Owners and Management      25
   13.Certain Relationships and Related Transactions                      25

PART IV

   14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K 25

         Signatures                                                       29

PART I

ITEM 1.  BUSINESS

General

   First Mortgage Corporation ("First Mortgage" or the "Company") is a mortgage banking firm engaged in the mortgage banking business since its incorporation in California in 1975. The Company originates, purchases, warehouses, sells and services primarily first mortgage loans for the purchase or refinance of owneroccupied one-to-four family residences located principally in California. The Company originates mortgage loans in geographic areas with moderately priced housing through a network of 11 offices located in California and Arizona. Mortgage loans are originated by the Company through the following channels: Retail production loans are generated by referrals from real estate agents, builders and other sources. Refinance loans are originated by the Direct Marketing division through targeted mail solicitations and direct telemarketing, and wholesale production generally represents loans originated through approved mortgage loan brokers. The Company's long-term production objective is to increase loan origination through strategically located new offices and to promote new products that can be marketed at an acceptable rate of return to the Company.

   Generally, First Mortgage sells all mortgage loans that it originates or purchases to institutional investors in the secondary mortgage market, retaining the servicing rights on a portion of such loans. The Company emphasizes the origination of mortgage loans insured by the Federal Housing Authority ("FHA") or partially guaranteed by the Veterans Administration ("VA") (collectively, "FHA/VA loans"). The Company's FHA/VA loans are pooled to form securities of the Government National Mortgage Association ("GNMA") which are sold in the secondary mortgage market to investment banking firms, substantially all of which are primary dealers in government securities. Management believes that the origination of FHA/VA loans benefits the Company by
(i) increased loan servicing income due to the higher servicing fees and generally longer average loan lives associated with FHA/VA loans, and (ii) reduced interest rates paid on warehousing lines of credit due to the Company's ability to utilize tax and insurance impound accounts associated with FHA/VA loans as compensating balances with its creditor banks.

   First Mortgage also originates conventional mortgage loans which comply with the requirements for sale to, or conversion into securities issued by, the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company sells a portion of the conventional mortgage loans that it originates under purchase and guarantee programs sponsored by FNMA and FHLMC. These programs provide for either direct sale of mortgage loans to FNMA or FHLMC, or for pooling of mortgage loans in exchange for securities issued by FNMA or FHLMC. Conventional loans originated by the Company, including those which do not conform to government agency requirements, are also sold to banks and other private institutional investors under the Company's correspondent relationships with several such investors. The Company believes that the ability to originate a substantial volume of conventional loans is important to the success of its business. The origination of conventional loans enables the Company to offer mortgage loans to a wider variety of markets and referral sources, thereby enhancing the Company's overall mortgage loan origination capability.

   First Mortgage funds mortgage loan originations and purchases with working capital and short-term borrowings under warehousing lines of credit. The Company generally holds or "warehouses" mortgage loans for a short period of time (on average 25 days) pending their nonrecourse sale to institutional investors in the secondary market as individual loans or as mortgage-backed securities.

   First Mortgage's loan servicing activities include the collection, remittance and general administration of mortgage loans. Over the years, the company has been successful in retaining servicing rights on a substantial portion of loan originations. The current interest environment, however, has induced much more refinance activities, which has accelerated the prepayment rate of the servicing portfolio. The Company has managed to neutralize the negative impact of this "runoff" by retaining most of the loans eligible for refinance through its own in-house refinance programs. The Company's mortgage servicing portfolio increased by 7.3% to $1.684 billion at March 31, 1997 from $1.570 billion at March 31, 1996, but decreased by 1% to $1.667 billion at March 31, 1998 compared to $1.684 billion from the prior fiscal year.

   The various phases of First Mortgage's business are discussed in greater detail below.

Loan Origination

   The Company originates mortgage loans through three primary sources: retail, which represents loans generated through real estate agents and builders; direct marketing, which represents loans initiated through direct mail and telephone; and wholesale, which represents loans solicited from loan brokers. Substantially all mortgage loans originated through such sources by the Company are underwritten, funded and closed by the Company.

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

   All loan applications, regardless of source, must be approved by the Company in accordance with its underwriting criteria, including loan-tovalue ratios, borrower income and credit qualifications, investor requirements, necessary insurance and property appraisal requirements. The Company's underwriting standards also comply with the relevant guidelines set forth by the FHA, VA, FMHA, FNMA, FHLMC, private institutional investors and/or conduits and private mortgage insurers, as applicable.

   Management believes that the origination of FHA/VA loans benefits the Company from (i) increased loan servicing income due to the higher servicing fees and generally longer average loan lives customarily associated with FHA/VA loans, and (ii) reduced interest rates on warehousing lines of credit due to the Company's ability to utilize tax and insurance impound accounts associated with FHA/VA loans as compensating balances with its creditor banks. However, the Company also originates conventional loans and maintains a flexible loan origination network that is capable of increasing the volume of conventional loan production as market conditions warrant.

   The Company receives fees from borrowers for the origination of retail loans, generally in the range of one to two percent of the principal amount of the loan. The Company also receives fees in connection with the origination of wholesale loans which average approximately 0.5% per loan. The Company may charge additional fees depending upon market conditions or the Company's objectives concerning loan origination volume and pricing. The Company incurs certain costs in originating loans, including overhead, out-of-pocket costs, interest on money borrowed to finance loans and, when the loans are subject to a purchase commitment from private investors, related commitment fees. The volume of and type of loans and commitments made by the Company vary with competitive and economic conditions, resulting in fluctuations in revenues from loan originations. In periods of rising interest rates, the Company's volume of loan originations, particularly refinancings, declines, and the Company's revenues from loan originations decrease.

   The following table sets forth for the periods indicated, the number, dollar volume, percentage of total volume and average loan balance of the FHA/VA loans, conventional conforming loans and conventional nonconforming loans originated and purchased by the Company:


                                            Year Ended March 31,
                             1998           1997          1996
          (Dollars in thousands, except average loan balance data)
FHA/VA Loans:
 Number of loans             2,115          1,575         1,421
 Volume of loans          $208,927       $158,502      $133,891
 Percent of total volume      43.8%          44.9%         40.5%
 Average loan balance      $98,783       $100,636      $ 94,223

Conventional Conforming
Loans (1):
 Number of loans               587            607           618
 Volume of loans           $71,708       $ 77,097      $ 80,798
 Percent of total volume      15.0%          21.8%         24.4%
 Average loan balance     $122,160       $127,013      $130,741

Conventional Nonconforming
Loans:
 Number of loans               577            379           366
 Volume of loans          $196,351       $117,812      $116,207
 Percent of total volume      41.2%          33.3%         35.1 %
 Average loan balance     $340,296        $310,850     $317,505

Total Loans (1):
 Number of loans             3,279           2,561        2,405
 Volume of loans          $476,986        $353,411     $330,896
 Average loan balance     $145,467        $137,997     $137,586

<F1>
(1)Includes sub-prime and second priority conventional conforming loans which aggregate less than 1% of the total dollar volume of loans originated and purchased in each of fiscal 1998, 1997, and 1996.

   Mortgage loans originated by the Company are loans which primarily fund the purchase of owner-occupied residential real property, or refinance loans which repay and replace existing mortgage loans on owneroccupied residential real property. The volume of refinance loans as a percentage of the Company's total mortgage loan origination volume for fiscal years 1998, 1997 and 1996 was approximately 50%, 38% and 46%, respectively. For fiscal years 1998, 1997 and 1996, approximately 33%, 16% and 41%, respectively, of the Company's refinance loans were originated under the FHA's "streamline" refinance program. Pursuant to this program, the FHA insures refinance loans intended solely to reduce the payments on existing FHA-insured mortgage loans. The Company believes that in some form, refinance loans will continue to represent a portion of its total mortgage loan origination volume, the amount dependent upon the level of interest rates at any given time.

   Solicitation of Loan Applicants. First Mortgage follows a marketing strategy designed to maximize the efficiency of the Company's loan solicitation and origination activities. This strategy includes (i) operating a flexible branch office network, (ii) utilizing an incentive compensation structure for the majority of its work force, (iii) employing costefficient consumer marketing techniques, and (iv) emphasizing prompt and professional customer services.

   In accordance with this strategy, the Company operates a network of retail branch offices in service areas which are located near potential borrowers, real estate brokers, builders, developers and other referral sources. This enhances the ability of the Company's sales force to solicit potential customers and referral sources and to develop referral networks which provide recurring business. To maintain this strategy, the Company's senior management actively seeks new service areas and continually reviews existing service areas to assess whether to open or close branch offices. The Company attempts to open new retail branch offices in areas where the population is growing and where housing prices are affordable for moderate income homebuyers.

   While the operation of a productive network of retail branch offices is essential to mortgage loan originations, the Company believes that it is equally important to maintain the flexibility to open or close branch offices in a timely, cost-efficient manner as local market conditions dictate. Accordingly, the Company typically enters into month-to-month or one to two year short-term leases for 1,000 to 2,000 square foot offices, and does not enter into longterm employment agreements with branch office employees.
Over the last five fiscal years, the Company has operated between 10 and 18 branch offices in varying locations in California, Nevada, Oregon and Washington. The Company currently operates a retail network of eight California offices located in Covina, West Hollywood, Bakersfield, Rancho Cucamonga, Woodland Hills, San Diego, Fairfield and Modesto, as well as Tempe, Arizona. Management plans to add additional branch offices in order to increase new loan production, some of which may be located outside existing service areas. Given the Company's present high concentration of loan originations in California, there can be no assurance that its results of operations will not be adversely affected to the extent California experiences decreased residential real estate lending activity.

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

   First Mortgage's reputation for prompt and professional service is an integral component of the Company's marketing strategy. The Company believes that its ability to process retail loan applications quickly has become increasingly important in the market place. Despite the speed with which loan applications are processed, the Company does not compromise its comprehensive underwriting and quality control criteria. The utilization of new technology and computerization of all critical phases of operations have had a significant impact on the Company's cost control efforts, especially during the recent upturn in refinance loan production.

   The Company's wholesale loan origination business utilizes independent loan brokers to originate mortgage loan applications. The Company's wholesale operations sales staff solicits loans meeting the Company's underwriting criteria from loan brokers who have been approved by the Company. These broker-referred loan applications are subject to the same underwriting, verification and approval process applied to loan applications obtained through its retail branch offices. Upon approval, these loans are funded and closed by the Company. The Company currently operates its wholesale regional office in San Jose, California. Mortgage loan production through wholesale originations as a percentage of total loan origination volume for fiscal 1998, 1997 and 1996 was 55%, 57% and 38%, respectively.

   Loan Processing and Underwriting. Upon receipt of mortgage loan applications, branch office loan personnel verify the completeness and accuracy of application information. Verification procedures include, among other things, obtaining (i) third-party written confirmations of the applicant's income and bank deposits, (ii) a formal credit report on the applicant from a credit reporting agency, and (iii) a preliminary title report and a real estate appraisal. The Company's underwriting department is responsible for the selection of the credit reporting agency, and such agency must issue reports which meet or exceed the requirements of FHA, VA, FNMA and FHLMC. The Company's in-house appraisers, or appraisers approved and chosen at random by the FHA or VA, prepare property appraisals for FHA/VA loans. Appraisals for retail conventional loans are prepared by the Company's in-house appraisers, or one of a number of pre-approved independent appraisers who have contractually agreed to comply with the Company's written appraisal specification requirements and who meet its experience, education and reputation standards. Wholesale loan appraisals are independently audited through the Company's quality assurance department.

   Once an application has been verified and reviewed at the branch office level, a formal loan application is assembled and submitted to the Company's underwriting department. The underwriting department scrutinizes all loan applications, other than loans purchased on a wholesale basis, in accordance with the specific agency or investors' underwriting guidelines, including loanto value ratios, borrower income qualifications, investor requirements, necessary insurance and property appraisal requirements. The Company's underwriting guidelines comply with the underwriting criteria of FHA, VA, FNMA and FHLMC as applicable, and in some cases are more comprehensive. The Company's underwriting guidelines for conventional nonconforming loans are based on the underwriting standards required by the institutional investors to whom such loans will be sold. The Company's underwriting personnel function independently of the Company's mortgage loan origination personnel. The Company believes that the implementation and enforcement of comprehensive underwriting guidelines has mitigated the foreclosure loss expense which, as a percentage of the Company's mortgage servicing portfolio, was 0.074% in fiscal 1998, 0.091% in fiscal 1997 and 0.094% in fiscal 1996.

   First Mortgage's quality assurance department audits a minimum of 10% of all formal retail loan applications submitted to the underwriting department in order to enhance the ongoing evaluation of the loan processing function, including employees, credit reporting agencies and independent appraisers. Applications from retail branch offices are chosen for audit in a manner that assures impartiality. Higher risk loans, such as those on three and four-unit properties are audited more frequently than other loans, and nearly all wholesale loans are audited. The quality assurance department re-verifies all employment and bank verifications, and obtains a separate credit report from a second credit reporting agency as well as a written appraisal critique from a second appraiser or audit agency familiar with the area of the mortgage property. The quality assurance department submits all audit results directly to the president of the Company. Management believes that by performing comprehensive quality assurance audits, mortgage loans of investment quality will be originated and negligent underwriting, foreclosure loss expense and overall Company risk will be minimized.

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

   Loan Funding. At closing, First Mortgage funds mortgage loans first with available working capital, which represents the Company's lowest cost of funds, and second with short-term borrowings under warehousing lines of credit which currently aggregate $90 million. The Company's current warehousing lines of credit include a $70 million secured line of credit for 90-day notes with Bank of America National Trust and Savings Association ("Bank of America") that is subject to renewal on September 1, 1998; and a $20 million secured line of credit for 90-day notes from Sanwa Bank of California ("Sanwa Bank"), subject to renewal on August 31, 1998. Advances under the Company's secured lines of credit are collateralized with the mortgage loans which they fund. The Company repays outstanding balances under warehousing lines of credit and replenishes its working capital with the proceeds from the sale of mortgage loans. Accordingly, the Company depends on mortgage loan sales to originate new mortgage loans without exceeding the limits of its warehousing lines of credit and available working capital.

   First Mortgage pays interest on funds advanced under the warehousing lines of credit at pre-negotiated rates depending on the level of borrowing and the compensating balance maintained, which can be satisfied in whole or in part with tax and insurance impound funds held in custodial accounts for mortgage loans serviced by the Company. By maintaining compensating balances in excess of the minimum requirements, the Company can, and frequently does, borrow funds under the warehousing lines of credit at reduced interest rates. This method of reducing the Company's cost of borrowing can significantly improve the profitability of warehousing mortgage loans. While the Company's warehousing lines of credit are subject to periodic renewal, the Company has historically renewed or replaced these lines of credit at satisfactory rates, and the Company believes that it maintains an excellent relationship with its current lenders. There can be no assurance, however, that such financing will continue to be available to the Company or on favorable terms.

Loan Warehousing

   First Mortgage normally warehouses funded mortgage loans for a short period of time (on average 25 days), depending upon the delivery dates negotiated with institutional investors, the volume of loan originations, the availability of working capital and the amount available under warehousing lines of credit prior to purchase of the loans by institutional investors. The Company receives, as net interest income, the difference between the interest received on mortgage loans held prior to sale which may be financed under warehousing lines of credit, and the interest paid by the Company under such lines of credit. The Company also receives interest income from mortgage loans funded with working capital. The Company attempts to mitigate interest rate risk by warehousing mortgage loans for relatively short time periods. Although this strategy may limit the amount of net interest income realized, management believes that this strategy is prudent and protects the Company from unexpected interest rate fluctuations.

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

   The majority of the Company's FHA/VA loans are pooled to form
GNMA securities and are sold to investment banking firms, substantially all of which are primary dealers in government securities. Conventional conforming loans are sold for cash as individual whole loans to FNMA, FHLMC or other institutional investors. The Company sells its conventional nonconforming loans to institutional investors in privately negotiated transactions. In fiscal 1998, approximately 35% of the principal amount of the Company's mortgage loans were converted into GNMA securities, 7% were sold directly to FNMA or FHLMC for cash and the remaining 58% of the Company's mortgage loans were sold to institutional investors. The Company expects to continue to use these methods of selling mortgage loans, but in varying degrees in accordance with prevailing market conditions and may also employ other sales methods if management determines that it is prudent to do so.

    Since the Company's inception, all originated or purchased mortgage loans have been sold in the secondary mortgage market without recourse to the Company in the event of borrower default, subject to certain limitations applicable to VA loans. With respect to mortgage loans securitized through GNMA programs, the Company is insured by the FHA against foreclosure losses on FHA loans, and the VA guarantees against foreclosure losses on VA loans, subject to a limitation of 25% of the loan or such higher percentage that does not exceed $50,750. Mortgage loans sold to, or securitized through, FNMA or FHLMC are contractually nonrecourse to the Company upon borrower default.

   In connection with loan exchanges and sales, the Company makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations, program standards and information accuracy. In the event of a breach of these representations and warranties, the Company could be required to repurchase such loans.

  The sale of mortgage loans generates a gain or loss to the Company primarily as a result of the following factors. First, the Company may fund a loan at a price (i.e., interest rate and discount) that is higher or lower than the price the Company would receive if it immediately sold the loan in the secondary mortgage market. These pricing differences occur principally as a result of competitive pricing conditions in the primary loan origination market. In calendar year 1997 and 1996, price competition was intensive primarily due to aggressive marketing actions taken by major banks seeking to increase their market share. If the pricing pressure continues, future marketing results will be negatively impacted. Second, gains or losses may result from changes in the market value of the loans, or in the value of the commitments to purchase loans as a result of interest rate fluctuations, from the time the Company commits to a stated interest rate charged to a borrower (i.e., an interest rate lock-in) until the time the loan is sold or a fixedprice purchase commitment is obtained in the secondary mortgage market. Consequently, if the Company anticipates that interest rates will increase, it seeks to purchase commitments from institutional investors to buy mortgage loans in amounts in excess of the Company's current fundings. If the Company does not deliver loans to fulfill these commitments, the commitment fees are expensed.
If interest rates subsequently increase, and if the Company has obtained such commitments at fixed interest rates and subsequently funds loans at higher interest rates, it will benefit from the increased interest rate spread. However, if the Company anticipates that interest rates will decrease, commitments are obtained from institutional investors only for those loans which the Company expects to fund immediately. This practice minimizes the potential commitment fee expense relating to unused commitments.

    First Mortgage's net gain or loss on sale of mortgage loans generally equals the difference between the Company's carrying value and the selling price of the loans, net of commitment fees paid by the Company. The gain or loss on mortgage loans was also impacted by the implementation of Statement of Financial Accounting Standards No. 125 "Accounting for Mortgage Servicing Rights"
(FAS 125). FAS 125 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on its fair value relative to the loan as a whole. Gains attributed to the adoption of FAS 125 are discussed further in Notes to Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Loan Servicing

   Loan servicing is performed at the Company's corporate headquarters, and includes (i) collecting and remitting loan payments, (ii) accounting for principal and interest, (iii) holding and disbursing escrow or impound funds for real estate taxes and insurance premiums, (iv) contacting delinquent borrowers,
(v) supervising foreclosures, and (vi) otherwise administering mortgage loans for institutional investors. At March 31, 1998, approximately 55% of the aggregate principal amount of the Company's mortgage servicing portfolio consisted of FHA/VA loans. The Company believes that such loans are desirable to service because they typically command higher servicing fees (currently weighted average servicing fee is 0.47%) and generally have longer average loan lives. Overall, the Company receives annual loan servicing fees that presently average 0.39% (net of amortization of excess service fee and agency guarantee fees), and range from 0.25% to 1.50% per annum of the declining principal amount of serviced loans. The Company also retains late charges paid by borrowers and other customary fees associated with loan servicing. While the Company periodically has sold a portion of newly funded mortgage loans on a servicing-released basis, it has never sold any servicing rights from its mortgage servicing portfolio; however, the sale of such rights represents an available source of funds. The

Company also has been acquiring servicing rights for loans originated by other lenders since October, 1991. The Company intends to acquire additional servicing rights whenever attractive opportunities exist.

   The following table sets forth certain information regarding the Company's mortgage servicing portfolio for the periods indicated:
                                        Year Ended March 31,
                                        1998        1997       1996
                                        (Dollars in thousands,
                                         except for number of
                                         loans serviced and
                                         average loan balance)
   Beginning loan servicing portfolio    $1,583,837 $1,477,161 $1,401,832
   Add: Loans originated and purchased      476,986    353,411    330,896
        Purchase of servicing                 6,652     14,960      6,431
   Less:Prepayment of loans                (239,992)  (149,953)  (161,146)
        Amortization                        (24,979)   (23,779)   (21,286)
        Loans sold servicing released      (232,361)   (87,963)   (79,566)
   Ending loan servicing portfolio        1,570,143  1,583,837  1,477,161
   Sub-servicing                             96,708     99,815     92,544
   Total servicing portfolio             $1,666,851 $1,683,652 $1,569,705

   Number of loans serviced (end of year)    17,542     17,466     16,820
   Average loan balance (end of year)    $   95,021 $   96,396 $   93,324


   The interest rate stratification of the servicing portfolio at March 31, 1998 is as follows:

Interest Rate         Principal Balance     Percent of Total
                    (Dollars in thousands)
       7.00% and Under     $   207,596      12.5%
       7.01% to 8.00%          894,376      53.7
       8.01% to 9.00%          465,386      27.9
       9.01% to 10.00%          75,435       4.5
      10.01% to 11.00%          17,237       1.0
           Over 11.00%           6,821       0.4

Total Servicing Portfolio  $ 1,666,851     100.0%

  The weighted average interest rate of the Company's servicing portfolio was 7.93% at March 31, 1998 as compared with 7.97% at March 31, 1997.

   At March 31, 1998, approximately 49% of the Company's mortgage servicing portfolio was covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA. Under these agreements, the Company may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Company cannot charge any interest on such advanced funds, the Company typically recovers the advances within five to ten days upon receipt of the borrower's payment, or in the absence of such payment, most of the advances can be recovered through FHA insurance, VA guarantee, FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. The Company has a $2 million line of credit with Sanwa Bank for the purpose of funding servicing advances. This line of credit was not utilized in fiscal 1998 since all advances were covered by working capital. During fiscal 1998 the monthly average amount of funds advanced by the Company for mortgage payments, taxes, insurance, VA buydown, foreclosure expenses and nonmandatory early removal of foreclosed loans (being processed by the Company) from GNMA pools amounted to $12,433,000. The total advance and foreclosure losses for fiscal 1998 were $1,161,000. The balance of the Company's mortgage servicing portfolio is covered by servicing agreements that require the Company to make required loan payments only out of funds actually received from borrowers.

  The following table sets forth the geographic distribution of the Company's loan servicing portfolio at March 31, 1998.
                                                                          Percentage of
              Number of Loans  Percentage of No. of  Principal Balance      Principal Balance
 State        Serviced         Loans Serviced        Serviced               Serviced
                                                   (Dollars in thousands)
California    15,395           87.8%                 $1,489,797             89.4%
Nevada           820            4.7                      61,388              3.7
Washington       726            4.1                      80,318              4.8
Texas            216            1.2                      10,226              0.6
Oregon           156            0.9                      16,017              1.0
Colorado         123            0.7                       3,146              0.2
Other States     106            0.6                       5,959              0.3

Total         17,542          100.0%                 $1,666,851            100.0%


   The Company believes that its mortgage servicing portfolio (net of capitalized mortgage servicing assets) has significant market value, although a significant portion of the mortgage servicing portfolio has not been treated as an asset for financial statement reporting purposes. The two primary risks to mortgage servicing portfolio revenue (and therefore mortgage servicing portfolio market value) are loan prepayments and loan foreclosures which prematurely eliminate or reduce future loan servicing fees. The prepayment risk to the mortgage servicing portfolio increases as (i) mortgage interest rates decline, and (ii) the percentage of adjustable rate mortgages ("ARM's") in a servicing portfolio increases because ARM's historically are prepaid more frequently than fixed-rate loans. The Company believes that the composition of its mortgage servicing portfolio, as measured by interest rates, compares favorably to that of the mortgage banking industry as a whole. At March 31, 1998, ARM's represented approximately 17% of the aggregate dollar amount of loans in the Company's mortgage servicing portfolio. At March 31, 1998, 0.38% of the number of mortgage loans in the Company's mortgage servicing portfolio were more than 90 days past due, and 1.31% of the number of mortgage loans were in foreclosure.

   First Mortgage believes that its loan servicing and loan origination operations reduce the risk of fluctuating interest rates. As interest rates increase, loan origination income may decrease; however, this decline is mitigated by the stabilization of loan administration income generated by the Company's mortgage servicing portfolio as a result of diminished loan prepayments. Conversely, as interest rates decline, increased loan prepayments may reduce loan administration income, but this reduction tends to be offset by increased loan origination fees due to increased loan production. The Company can also reduce the risk to its loan servicing and origination revenue resulting from interest rate fluctuations by selling mortgage loans for a premium on a servicingreleased basis when interest rates are high, and by increasing its solicitation of refinance loans when interest rates are low.

Seasonality

   The mortgage banking industry is usually subject to seasonal trends. These trends reflect the general pattern of nationwide home sales. Such sales typically peak during the spring and summer seasons and decline to lower levels from midNovember through January.

Competition

   The mortgage banking business is highly competitive and fragmented. First Mortgage Corporation competes with other mortgage bankers, state and national banks, savings and loan associations, mortgage brokers, credit unions and others for mortgage loans. The record refinance surge of 1993 led to a rapid expansion of mortgage providers, resulting in industry over-capacity when interest rates rose in 1994 and the volume of mortgage loans declined accordingly. Estimated U.S. mortgage origination volume fell to $750 billion in 1996 from $1.0 trillion in 1993. During fiscal 1998 and 1997 competition for mortgage loans remained intense due both to industry over-capacity and the expanded aggressiveness of major banks. Banks have an advantage over others in that they can price their mortgages at their lower short term cost of funds. And, due to their strengthened capital position which increases their capacity to hold portfolio loans, banks have become extremely aggressive with mortgage price discounting in order to expand their mortgage base as a platform from which to crosssell other bank products. The result is a competitive market wherein major banks, through their mortgage banking subsidiaries, are far more aggressively pricing their loans than the traditional secondary market agencies such as FHLMC and FNMA. Recognizing this, the Company established a strategic mortgage servicingretained arrangement with one west coast bank and is exploring other such opportunities. Additionally, the Company has correspondent relationships with several of the most aggressive major banks. The Company also competes by operating only in strategically selected geographic markets, motivating its sales force through incentive compensation based on loan origination volume, providing prompt and comprehensive service and otherwise maintaining strong professional relationships with realtors, developers and customers.

Regulation

   First Mortgage is an FHA-approved Direct Endorsement Mortgagee, a VA Automatic Lender, an approved issuer and servicer under the GNMA mortgage-backed securities program, and an approved seller and servicer with the FNMA, FHLMC, the California Housing Financing Agency, the California Public Employees Retirement System and several private mortgage-backed securities conduit companies. As such, the Company's mortgage banking business is subject to the periodic reporting, examination and auditing requirements and other rules and regulations of such governmental agencies with respect to its net worth and its mortgage loan origination, processing, sales and servicing. These rules and regulations, among other things, prohibit race, age and sex discrimination, provide for inspections and appraisals of properties, require credit reports on prospective borrowers, fix (in some cases) maximum interest rates, fees and loan amounts, and mandate the annual submission of audited financial statements.

   First Mortgage's loan origination activities are also subject to such federal laws as the Equal Credit Opportunity Act, the Truth-InLending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. Furthermore, the Company is licensed to do business in California, Nevada, Oregon, Washington and Texas, and its mortgage banking operations are subject to the laws of those states, including those prohibiting usury. The Company is licensed by the California Department of Corporations as a Residential Mortgage Lender.

   The Company employs a full-time compliance officer and Quality Assurance staff to monitor and audit compliance with all regulatory requirements.

Employees

    As of March 31, 1998, First Mortgage employed 164 persons. None of the Company's employees is represented by a labor union, and the Company believes that it has an excellent relationship with its employees.

ITEM 2. PROPERTIES

   First Mortgage's executive and administrative headquarters are located in a 22,000 square foot office building at 3230 Fallow Field Drive, Diamond Bar, California 91765. The entire building is leased by the Company from Fin-West Group ("Fin-West"), an affiliated corporation which owns 82.5% of the Company's outstanding common stock. Before expiration of the lease on December 31, 1997, the Company negotiated a lease extension to renew the lease three times, each time for one additional year, starting January 1, 1998. The monthly rental payment will be $22,000 effective April 1, 1998. The monthly rental payment for any lease extension is subject to increase (but not decrease) upon any such extension. Such payments may not exceed the fair market rent for comparable facilities at the time of the extension. The Company pays for all property taxes, repairs, insurance and utility services for the entire building. The Company believes the current facilities are adequate to meet foreseeable future needs.

   The Company's branch offices each are leased at varying rates and each office contains approximately 1,000 to 2,000 square feet. For the year ended March 31, 1998, the annual aggregate rental expense for all branch offices was approximately $242,000. Most of the Company's branch offices are on month-tomonth or one year short-term leases. No branch office leases generally extend beyond two years.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 1998.

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

Fiscal 1998:                High                Low
First quarter               $  4.125            $  3.250
Second quarter                 4.250               2.250
Third quarter                  3.875               3.375
Fourth quarter                 3.813               3.563

Fiscal 1997:                High                Low
First quarter               $  6.750            $  4.625
Second quarter                 5.625               4.625
Third quarter                  5.625               4.125
Fourth quarter                 5.125               4.125



    As of March 31, 1998, there were 31 shareholders of record of the Company's Common Stock. No cash dividends have been paid on the Company's common stock. The Company presently intends to retain all earnings for use in its business and therefore does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company's warehousing lines of credit with Bank of America and Sanwa Bank restrict the Company's ability to pay dividends or to make other distributions with respect to the Common Stock. Any decision to pay cash dividends on the Common Stock will depend on the Company's circumstances at the time, including the profitability of operations, availability of cash, lines of credit restrictions and other factors.

ITEM 6. SELECTED FINANCIAL DATA


   All share and per share data set forth below have been adjusted to reflect a 5-for-4 stock split of the Company's Common Stock on August 2,
1993.
                                 Year Ended March 31,
                        1998      1997    1996 1995    1994
                        (In thousands, except per share data)
Income Statement Data:
Revenues:
 Loan origination income             $    3,303  $   3,426  $     3,397  $     2,523  $    6,361
 Loan servicing income                    7,628      7,137        6,787        6,695       6,332
 Gain on sale of mortgage
  loans                                   7,611      5,374        7,116          819      13,268
 Interest income                          2,527      2,165        2,105        2,866       2,959
 Other income                                 5          2           29           43          65
  Total revenues                         21,074      18,104      19,434       12,946      28,985

Expenses:
 Compensation and benefits                8,282       8,217       7,752        6,899      11,795
 General and administrative
  expenses                                6,285       5,708       5,616        5,280       6,849
 Amortization of capitalized
  servicing rights                        3,174       1,563         878          314         396
 Interest expense                           701         690         786        1,309       1,465
  Total expenses                         18,442      16,178      15,032       13,802      20,505

Income (loss) before income taxes         2,632       1,926       4,402         (856)      8,480
Income tax expense (benefit)              1,101         811       1,833         (308)      3,491

Net income (loss)                    $    1,531  $    1,115  $     2,569  $     (548)  $   4,989

Basic and diluted net income
(loss) per share                     $     0.26  $     0.19  $      0.44   $   (0.09)  $    0.83

Weighted average shares outstanding       5,848       5,873        5,883       5,947       5,996

Operating Data:
Loans originated and purchased       $  476,986  $  353,411  $   330,896  $  174,544  $  624,317
Loans serviced (end of year)          1,666,851   1,683,652    1,569,705   1,533,888   1,495,384

                                      At March 31,
                                      1998        1997        1996          1995        1994
                                      (In thousands)
Balance Sheet Data:
Mortgage loans held for sale          $53,052     $27,286     $19,879       $25,329     $42,737
Capitalized mortgage servicing rights   7,490       6,709       3,547         1,230       1,386
Total assets                           80,445      50,923      51,131        42,296      57,086
Notes and sight drafts payable         49,799      22,626      24,852        19,698      32,821
Stockholders' equity                   26,995      25,648      24,647        22,078      23,080


No cash dividends were paid on common shares for any period.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

   At the beginning of fiscal year 1998, First Mortgage Corporation decided to continue its growth strategy of simultaneously enhancing and expanding its loan production capacity and increasing its loan servicing portfolio.

   The Company was largely successful in implementing the strategy. Through its production expansion plan, new branches were established and originations have grown. In fiscal year 1998, loan originations increased by 35.0% to $477.0 million from $353.4 million in the previous year, in spite of extremely aggressive competition from other originators. The loan servicing portfolio only declined slightly to $1.667 billion in 1998 compared to $1.684 billion in 1997, in the face of a significant refinance wave in the last half of the year. Net income for fiscal year 1998 increased 37.3% to $1.53 million from $1.12 million a year ago. Compared to 1997, total revenues increased by 16.4% while total expenses increased by 13.9%. The earnings in fiscal 1998 were positively impacted by falling longterm interest rates which boosted both new loan production and the gain on sale of mortgages, and increased market penetration resulting from the earlier opening of new production offices

Results of Operations

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

  The following table sets forth, for the periods indicated, the percentage of the Company's total revenue represented by each source of income:

                                      Year Ended March 31,
                                   1998         1997       1996
Loan origination income            15.7%        18.9%      17.5%
Loan servicing income              36.2         39.4       34.9
Gain on sale of mortgage loans     36.1         29.7       36.6
Interest income                    12.0         12.0       10.8
Other income                          -            -        0.2
 Total                            100.0%       100.0%     100.0%

   Loan Origination Income. The Company defers immediate recognition of loan origination fees paid by the borrower for an originated mortgage loan. Instead, fees and direct loan origination costs are offset and the net amount deferred until the related loans are sold by the Company. Generally speaking, the amount of loan origination fee income correlates positively to the volume of loan origination. Loan origination income showed a modest increase of 0.9% to $3.43 million in fiscal 1997 from $3.40 million in fiscal 1996, as loan production rose by 6.8% from 1996 to 1997. For the fiscal year 1998, however, the loan origination revenue decreased by 3.6% to $3.30 million from a year ago, due primarily to the higher volume of wholesale and refinance loans, which carry lower front-end origination fees.

   Loan origination income may not precisely track loan origination volume because a majority of borrowers now elect to pay slightly higher mortgage rates to reduce some or all of the amount of their loan origination fees. The Company is then able to obtain a premium upon the sale of such mortgage loans in the secondary market because of their higher interest rates, and those premiums are reflected in the gain on sale of mortgage loans.

   Loan Servicing Income. Loan servicing income represents loan servicing fees, late charges and other fees earned by the Company for administering loans on behalf of permanent investors. The Company's annual loan servicing fee for mortgage loans ranges from 0.25% to 1.5% of the principal amount of the loan serviced depending on the type of mortgage loan, and on average is approximately 0.39% net of amortization of capitalized service fees and agency guarantee fees. Loan servicing income increased by 6.9% to $7.63 million in fiscal 1998 from $7.14 million in fiscal 1997, and 5.2% to $7.14 million in fiscal 1997 from $6.79 million in 1996. Higher servicing income can generally be accounted for by one or more of the following reasons: growth in the loan servicing portfolio; higher weighted average servicing fees and larger miscellaneous servicing income (such as late charges).

   The Company's mortgage servicing portfolio increased 7.3% to $1.684 billion in fiscal 1997 from $1.570 billion in 1996. In fiscal 1998, the lower long-term interest rate environment has accelerated the run-off rate, and consequently, the loan servicing portfolio experienced a marginal decrease of 1% to $1.667 from a year ago.

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

   In May 1995, the Financial Accounting Standard Board issued FAS 125. The Company adopted FAS 125 for its fiscal year 1996. Under FAS 125, OMSRs are required to be classified as an asset and the total cost of creating a mortgage loan is allocated at origination between the loan and the servicing rights based on their respective fair values. Gains on the sales of mortgage loans attributable to the allocation of costs to the OMSRs are recognized when the related loans are sold.

   Gain on mortgage sales increased by 41.6% to $7.61 million in fiscal 1998 from $5.37 million in fiscal 1997. This increase was attributable to the higher loan originations generated by the Company and the generally declining interest rate environment which existed during most of fiscal year 1998. Gain on sale of mortgage loans decreased to $5.37 million in fiscal 1997 from $7.12 million in fiscal 1996. The decrease was mostly attributable to intense price competition prevailing in the mortgage lending industry.

   Net Interest Income. Net interest income consists of the difference between the interest income received on mortgage loans held for sale and the interest paid by the Company on the shortterm bank borrowings used to finance mortgage loans prior to settlement of purchase. The conditions that affect net interest income from period to period include the relationship between prevailing mortgage rates and short term bank borrowing rates, the mix of fixed-rate and adjustable rate mortgage loans held for sale and the average holding period before the loans are sold. The Company also uses cash generated from operations in lieu of bank borrowings to fund a portion of its mortgage loans to reduce interest expense and increase net interest income. Interest income earned by the Company on mortgage loans held for sale has exceeded interest expense on the Company's shortterm bank borrowings in every fiscal year.

            The following table sets forth certain data regarding net interest income:
                                      Year Ended March 31,
                                 1998         1997        1996
                                      (Dollars in Thousands)
Interest income                  $2,527        $2,165     $2,105
Interest expense                    701           690        786
   Net interest income           $1,826        $1,475     $1,319


   Interest income, which consisted mostly of the interest received on mortgage loans held for sale, increased by 16.7% in fiscal 1998 from fiscal 1997 and by 2.9% in fiscal 1997 from fiscal 1996. The increase was due largely to higher average mortgage inventory portfolio carried by the Company most notably in fiscal 1998.

   Interest expense increased by 1.6% in fiscal 1998 from fiscal 1997, due to slightly higher utilization of warehousing lines. It decreased by 12.2% in fiscal 1997 from fiscal 1996 due largely to lower balance outstanding in the reverse repurchase line and more loan funding with corporate cash.

   Expenses

    The major components of the Company's total expenses are (i) compensation and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and (iv) interest expense. Total expenses increased 13.9% to $18.4 million in fiscal 1998 from $16.2 million in fiscal 1997, compared to an increase of 7.6% to $16.2 million in fiscal 1997 from $15.0 million in fiscal 1996.

   As the amount of mortgage loans originated by the Company increases, an increase in total employee compensation results from additional commissions paid to loan originators, processors and underwriters and other staff necessitated to support higher loan origination volume. Nevertheless, compensation and benefits expenses increased only 0.8% to $8.3 million in fiscal 1998 from $8.2 million in fiscal 1997, compared to an increase of 6.0% to $8.2 million in fiscal 1997 from $7.8 million in fiscal 1996. The smaller increase was largely due to payroll cost control measures implemented by the Company.

   Amortization of capitalized servicing rights in fiscal 1998 increased over prior years due mainly to the Company's larger investment in mortgage servicing rights and substantially higher volume of prepayments over the comparable prior period.

   General and administrative expenses increased 10.0% to $6.3 million in fiscal 1998 from $5.7 million in fiscal 1997, compared to an increase of 1.6% from fiscal 1997 to fiscal 1996. The increases in these expenses were a direct result of expansion in loan origination, and direct marketing efforts during fiscal 1998.

   Income Taxes

   The Company's combined effective federal and state income tax rate was 41.8% for the fiscal year ended March 31, 1998 and 1997, and 41.6% for the fiscal year ended March 31, 1996. The rates differ from the federal statutory rate of 34% primarily due to state income taxes.

Disclosure About Market Risk

   The Company's earnings can be impacted significantly by the movement of interest rates, which is the primary component of the market risk to the Company. The interest rate risk affects value of the capitalized mortgage servicing rights, volume of loan production and total net interest income earned on its mortgage inventory. The Company has been managing this risk by striving to balance its loan origination and loan servicing segments, which generally are counter cyclical in nature. The overall objective is to offset changes in the values of the following items, such as the committed pipeline, mortgage loan inventory, mortgage-backed securities held for sale and mortgage servicing rights. The Company does not speculate on the direction or movement of the interest rates.

   Based on the information available and the interest environment as of March 31, 1998, the Company believes that a 100 basis point change in longterm interest rates over a twelve month period, up or down and all else being constant, would increase or decrease the Company's gross income by approximately $1.5 million dollars. These estimates are limited by the fact that they are performed at a particular point in time and do not incorporate many other factors and consequently, should not be used as forecast.

Liquidity and Capital Resources

   The Company's principal liquidity requirement is the funding of its new mortgage loans, loan origination expenses, advances of delinquent payments and escrow balances, and other operating activities. To meet these needs, the Company relies on warehouse lines of credit with banks, its own capital and cash flows from operations.

   At March 31, 1998, maximum permitted borrowings under the warehouse lines of credit with two nonaffiliated banks totaled $90 million and the amount outstanding was $40.4 million. Borrowings under these facilities are secured by mortgage loans. The agreements also contain various covenants, including minimum net worth, current ratio (as defined), net income, servicing portfolio balances, debt to net worth ratio, and restrict the Company's ability to pay dividends. Management believes that the warehouse agreements will be renewed when the current terms expire in August and September, 1998.

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

   From September 1994 to March 31, 1998, the Company repurchased in open market transactions 172,720 shares of its common stock at an aggregate cost of $752,000.

   The Company's mortgage servicing portfolio provides a liquidity resource since a majority of the loan servicing rights are an unrecorded asset which may be sold. Although the Company does not intend to sell mortgage servicing rights solely to increase liquidity, the sale of such rights is an available source of funds should the need arise.

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

Recently Issued Financial Accounting Standards

   In June 1997, the Financial Accounting Standards Board (`FASB') issued FAS No. 130, Reporting Comprehensive Income. FAS 130 requires reporting of comprehensive income by its components and in total in the financial statements. This standard is effective beginning in 1998. In management's opinion, this standard will not have a material impact on the corporation's financial results.

Prospective Trends

   Fiscal 1998 was very similar to fiscal 1997 and 1996 and saw more of the same in terms of competitive forces and industry consolidation. Overall volume of new mortgage originations, however, increased substantially during fiscal 1998, particularly in the last fiscal quarter, enabling the Company to increase its new loan production.

   Although the Company does well relative to its mortgage banking peers, the industry as a whole is suffering from the confluence of two major developments, the remaining over capacity of mortgage providers relative to the current level of available mortgage volume; and the looming and growing presence of the major commercial banks in the mortgage arena. In the first instance, the mortgage providing industries, which includes mortgage bankers, savings and loan associations, credit unions, mortgage loan brokers and commercial banks, continue to have excess capacity for the present volume of new mortgage originations, even though there has been an unprecedented shrinking of companies through consolidations, acquisitions and some outright failures. This remaining excess capacity by itself has led to price cutting and reduced operating margins for all mortgage originators. Furthermore, the American consumer is now welltuned to interest rates, and even relatively small movements in rates can have fairly dramatic effects on new mortgage volume and earnings.

   In the second instance, as discussed under Competition on page 13, several of the major banks continue to be fiercely competitive in pricing mortgage products. Their present hope that holding a consumer's mortgage is the gateway to crossselling many other bank products has engaged the banks in a virtual price war with one another for those mortgages. Their valuation models for loan servicing rights and the resulting downstream impact on pricing at the origination level, particularly through their wholesale channel with loan brokers, is having a major impact on the mortgage banking industry and our ability to compete on the types of mortgage loans most soughtafter by these commercial banks.

   The Company's strategy in the face of this is to compete in the channels and with the products which are not the most sought-after by the commercial bank giants. Although we will maintain our correspondent relationships with the major banks who presently have such a strong appetite for certain mortgage products, our primary emphasis will be on the origination of FHA and VA loans for which the major banks largely do not compete; to expand our low-cost and profitable direct marketing operations into other states; and to add other new nonbank loan products which have more profit potential for the Company. Much of this strategy has been implemented already with the expansion of our Direct Marketing channel, and the introduction of home equity loans.

   Consistent with this, for fiscal 1998 the Company has revised its incentive bonus plan for the majority of its non-sales personnel and management. Heretofore, the bonus incentives were based upon the volume of loans processed through the Company, predicated on the long-standing industry practice that volume equated to profit. But the new reality dictates a new paradigm based upon profit, and profit potential, rather than volume of loans. Volume is important, but only if it enhances profit, and the bonus incentives are now connected directly to the Company's profits. This has been producing results, as many of our employees come forth with ideas for reducing expenses and increasing revenue, a positive result indeed.

Year 2000 Issues

   Most companies will face serious information systems problems in the next two years because many software applications and systems written in the past may not properly recognize calendar dates beginning in the year 2000. The errors could result in miscalculations or system failures. The Company has identified the changes needed to correct the problems and has allocated the resources it deems necessary to have it implemented. The Company has established a deadline of having substantially all of its hardware and software in compliance for year 2000 by the end of 1998.

    The Company's computing environment consists largely of personal computers connected to Local Area Network based system. The software for loan funding, loan administration and corporate accounting are maintained by outside service bureaus. These service bureaus have already been contacted by the Company and are either in compliance or are expected to be in compliance by the Company's deadline.

   Based on preliminary information, the Company does not anticipate that the expenses related to achieving year 2000 compliance will have a material impact on the Company's results of operations.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required by this Item is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations Disclosure About Market Risk", incorporated herein by reference.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11. EXECUTIVE COMPENSATION*

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*
 * For information called for by Items 10-13, reference is made to the Company's definitive proxy statement for its annual meeting of shareholders, to be held on September 23, 1998, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1998, and which is incorporated herein by reference, except that the information included under the captions "Report of the Compensation Committee on Executive Compensation" and "Stock Performance Graph" is not incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K
   (a) Financial Statements

   The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

   (b) Reports on Form 8-K

   The Company filed no current report on Form 8-K during the quarter ended March 31, 1998.

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

10.1 Credit and Security Agreement dated September 1, 1995, between Bank of America National Trust and Savings Association and the Company (previously filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.2 Amended and Restated Mortgage Loan Warehousing Agreement dated September 1, 1995, among Bank of America National Trust and Savings Association and Bank of America National Trust and Savings Association as agent for various other lenders and the Company (previously filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.3 Fourth Amendment dated April 7, 1997 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company.

10.4 Fifth Amendment dated August 29, 1997 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company.

10.5 Sixth Amendment dated September 10, 1997 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company.

10.6 Seventh Amendment dated March 1, 1998 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company.

10.7 Amendments dated August 29, 1997 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company.

10.8 Amendments dated November 30, 1997 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company.

10.9 Note Secured by Deed of Trust dated February 1, 1991, by Fin-West Group in favor of the Company in the amount of $500,000 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit
       10.5 to the Company's Registration Statement on Form S-1, File No. 3345187, and incorporated herein by reference).

10.10 Lease dated January 1, 1992, between the Company and Fin-West (previously filed with the Securities and Exchange Commission on January 21, 1992 as
       Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 3345187, and incorporated herein by reference).

10.11 Lease extension dated December 15, 1997 to Standard Office Lease-Net dated January 1, 1992 between the Company and FinWest Group.

10.12 1992 Stock Incentive Plan (previously filed with the Securities and Exchange Commission on March 6, 1992 as Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.13 1993 Stock Option Plan for Non-Employee Directors (previously filed with the Securities and Exchange Commission on October 25, 1993 as Exhibit
       4.6 to the Company's Registration Statement on Form S-8, File No. 3370760, and incorporated herein by reference).

10.14 Profit Sharing Plan for Employees of the FinWest Group, dated April 5, 1990 (previously filed with the Securities and Exchange
       Commission on January 21, 1992 as Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.15 Fin-West Group 401(k) Savings Plan, dated April 5, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as
       Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 3345187, and incorporated herein by reference).

10.16 Defined Contribution Plan and Trust -- Basic Plan Document No. 3 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 33 45187, and incorporated herein by reference).

10.17 Employee Pre-Tax Premium Plan of Fin-West Group, Inc., a California corporation, dated January 1, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.18 Renewal of Employment Agreement dated April 30, 1998 between Clement Ziroli and the Company.

10.19 Employment Agreement dated April 30, 1998 between Bruce G. Norman and the Company.

10.20 Renewal of Employment Agreement dated April 30, 1998 between Pac W. Dong and the Company.

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

                                FIRST MORTGAGE CORPORATION
Dated June 27, 1998             By CLEMENT ZIROLI
                                   Clement Ziroli, Chairman of the Board of
                                   Directors and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on June 27, 1998.


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


                                By PAC W. DONG
                                   Pac W. Dong, Director, Chief Financial
                                   Officer, Controller and Executive Vice
                                   President (Principal Financial and Accounting Officer)


                                By BRUCE G. NORMAN
                                   Bruce G. Norman, Director,
                                   President and Chief Operating Officer.


                                By HAROLD HARRIGIAN
                                   Harold Harrigian, Director

                                By ROBERT E. WEISS
                                   Robert E. Weiss, Director

First Mortgage Corporation

Index to Financial Statements


Report of Independent Auditors                                             F-2

Financial Statements

Balance Sheet as of March 31, 1998 and 1997                                F-3
Statement of Income for the years ended March 31, 1998, 1997 and 1996 F-4 Statement of Stockholders' Equity for the years ended March 31, 1998,
   1997 and 1996                                                           F-5
Statement of Cash Flows for the years ended March 31, 1998,
   1997 and 1996                                                           F-6
Notes to Financial Statements                                              F-7

All other schedules are omitted because they are not required, are not applicable or because the information is included in the Company's financial statements or the notes thereto.

Report of Independent Auditors

Board of Directors
First Mortgage Corporation

We have audited the accompanying balance sheet of First Mortgage Corporation as of March 31, 1998 and 1997, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Mortgage Corporation at March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

Ernst & Young, LLP
Orange County, California
June 15, 1998


First Mortgage Corporation

Balance Sheet

                                                   March 31
                                                   1998           1997
Assets
Cash                                                $ 8,182,000    $ 5,903,000
Mortgage loans held for sale                         53,052,000     27,286,000
Other receivables and servicing advances             10,566,000      9,623,000
Capitalized servicing rights, net                     7,490,000      6,709,000
Property and equipment, net                             664,000        592,000
Prepaid expenses and other assets                       361,000        546,000
Due from affiliates                                           -        134,000
Note receivable, Fin-West                               130,000        130,000
Total assets                                        $80,445,000    $50,923,000

Liabilities and stockholders' equity
Liabilities:
 Notes payable, banks                               $40,427,000    $20,172,000
 Notes payable, officer                                       -      1,500,000
 Sight drafts payable                                 9,372,000        954,000
 Accounts payable and accrued liabilities             1,392,000        816,000
 Deferred income taxes                                2,259,000      1,833,000
Total liabilities                                    53,450,000     25,275,000

Commitments and contingencies (Note 13)

Stockholders' equity:
 Preferred stock, no par value:
  Authorized shares - 1,000,000
  Issued and outstanding shares - None -                     -               -
 Common stock, no par value:
  Authorized shares - 10,000,000
  Issued and outstanding shares - 5,808,697 in 1998
   and 5,859,117 in 1997                              4,963,000      5,147,000
 Retained earnings                                   22,032,000     20,501,000
Total stockholders' equity                           26,995,000     25,648,000
Total liabilities and stockholders' equity          $80,445,000    $50,923,000

See accompanying notes.

First Mortgage Corporation

Statement of Income


                                            Year ended March 31
                                            1998        1997        1996
Revenues:
 Loan origination income                    $ 3,303,000 $ 3,426,000  $3,397,000
 Loan servicing income                        7,628,000   7,137,000   6,787,000
 Gain on sale of mortgage loans               7,611,000   5,374,000   7,116,000
 Interest income                              2,527,000   2,165,000   2,105,000
 Other income                                     5,000       2,000      29,000
Total revenues                              $21,074,000  18,104,000  19,434,000

Expenses:
 Compensation and benefits                    8,282,000   8,217,000   7,752,000
 General and administrative expenses          6,285,000   5,708,000   5,616,000
 Amortization of capitalized serving rights   3,174,000   1,563,000     878,000
 Interest expense                               701,000     690,000     786,000
Total expenses                               18,442,000  16,178,000  15,032,000

Income before income taxes                    2,632,000   1,926,000   4,402,000

Income tax expense                            1,101,000     811,000   1,833,000
Net income                                  $ 1,531,000 $ 1,115,000 $ 2,569,000

Basic earning per share                     $       .26 $       .19 $      .44

Diluted earning per share                   $       .26 $       .19 $      .44

See accompanying notes.

First Mortgage Corporation

Statement of Stockholders' Equity

                             Common stock           Retained
                             Shares     Amount      earnings     Total
Balance at March 31, 1995    5,882,947  $5,261,000  $16,817,000  $22,078,000
 Net income                          -           -    2,569,000    2,569,000
 Stock issuances under
  option plan                      170           -            -            -
Balance at March 31, 1996    5,883,117   5,261,000   19,386,000   24,647,000
 Net income                          -           -    1,115,000    1,115,000
 Repurchase of shares          (24,000)   (114,000)           -     (114,000)
Balance at March 31, 1997    5,859,117   5,147,000   20,501,000   25,648,000
 Net income                          -           -    1,531,000    1,531,000
Repurchase of shares           (50,420)   (184,000)           -     (184,000)
Balance at March 31, 1996    5,808,697  $4,963,000  $22,032,000  $26,995,000


See accompanying notes.

First Mortgage Corporation

Statement of Cash Flows

                                                         Year ended March 31
                                                         1998              1997                1996
Operating activities
Net income                                               $   1,531,000     $   1,115,000       $   2,569,000
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
Provision for deferred income taxes                            426,000           966,000           1,058,000
Provision for losses on foreclosure                           (459,000)          153,000             210,000
Amortization of originated mortgage servicing rights,
 excess service fee and purchased servicing rights           3,174,000         1,563,000             878,000
Depreciation and amortization                                  220,000           195,000             175,000
Originations and purchases of mortgage loans held
 for sale                                                 (476,986,000)     (353,411,000)       (330,896,000)
Sales and principal repayments of mortgage loans
 held for sale                                             451,220,000       346,004,000         336,346,000
Change in excess service fee                                   136,000           120,000             152,000
Change in other receivables and servicing advances            (484,000)         (231,000)           (810,000)
Change in prepaid expenses and other assets                    185,000           345,000            (190,000)
Change in accounts payable and accrued liabilities             576,000            51,000             245,000
Loss on sale of assets                                               -             7,000                   -
Net cash provided by (used in) operating activities        (20,461,000)       (3,123,000)          9,737,000

Investing activities
Sale (purchase) of commercial paper                                  -         9,955,000          (9,955,000)
Originated mortgage servicing rights                        (3,436,000)       (3,838,000)         (3,740,000)
Purchase of mortgage servicing rights                         (655,000)         (577,000)            (37,000)
Note receivable, Fin-West                                            -                 -             120,000
Purchase of furniture and equipment                           (306,000)         (212,000)           (108,000)
Proceeds from sale of assets                                    14,000            30,000              39,000
Change in due from affiliates                                  134,000            60,000             (10,000)
Net cash provided by (used in) investing activities         (4,249,000)        5,418,000         (13,691,000)

Financing activities
Change in notes payable, banks                              20,255,000          (481,000)         12,292,000
Change  in sight drafts payable                              8,418,000        (1,745,000)          2,355,000
Change in notes payable, other                                       -                 -          (9,493,000)
Change in note payable, officer                             (1,500,000)                -                   -
Repurchase of common stock                                    (184,000)         (114,000)                  -
Net cash provided by (used in) financing activities         26,989,000        (2,340,000)          5,154,000

Increase (decrease) in cash                                  2,279,000           (45,000)          1,200,000
Cash at beginning of year                                    5,903,000         5,948,000           4,748,000
Cash at end of year                                      $   8,182,000     $   5,903,000      $    5,948,000

See accompanying notes.

First Mortgage Corporation

Notes to Financial Statements

March 31, 1998

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

First Mortgage Corporation (the Company) is a mortgage banking company that originates, purchases, warehouses, sells and services primarily first deed of trust loans (mortgage loans) for the purchase or refinance of owneroccupied one-to-four family residences through a network of 11 branch offices located in the states of California and Arizona.

Fin-West Group (Fin-West), an affiliated company, owns 82.5% of the Company's outstanding common stock.

Mortgage Loans Held for Sale

Mortgage loans held for sale are stated at the lower of cost or aggregate market value. Market value is determined by purchase commitments from investors and prevailing market prices.

Originated Mortgage Servicing Rights, Excess Service Fee and Purchased Servicing Rights

    Originated Mortgage Servicing Rights

Effective January 1, 1997, Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, was superseded by Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company adopted Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Estinguishments of Liabilities in fiscal 1998 and recognizes OMSRs as an asset separate from the underlying originated mortgage loan by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their respective fair values. Mortgage servicing rights are carried at the lower of cost, less accumulated amortization, or fair value.

First Mortgage Corporation

1. Summary of Significant Accounting Policies (continued)

Originated Mortgage Servicing Rights, Excess Service Fee and Purchased Servicing Rights (continued)

FAS 125 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loan as a whole. To determine the fair value of the mortgage rights created during the year, the Company used quoted market prices of comparable servicing transactions.

    Excess Service Fee

   Prior to fiscal 1996, gains and losses on sales of mortgage loans were adjusted to reflect as income or loss servicing fees that varied from normal servicing rates set by federally approved secondary market makers. Accordingly, the Company recorded as excess service fee amounts equal to the present value of servicing fees to be received in future years in excess of normal rates based upon the estimated life of the loans. These fees are being amortized over the estimated life of the loan thus offsetting excess servicing revenues received during such period. No excess servicing fees have been recorded subsequent to fiscal 1996.

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

First Mortgage Corporation

1. Summary of Significant Accounting Policies (continued)

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

Gain on Sale of Mortgage Loans Held for Sale

Gains or losses on the sale of mortgage loans held for sale are recognized at the date of sale. Included in gain on sale is the estimated present value of any servicing fees to be received by the Company and included in mortgage servicing rights.

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

First Mortgage Corporation

1. Summary of Significant Accounting Policies (continued)

Statement of Cash Flows

The Company paid interest in 1998, 1997 and 1996 of $540,000, $641,000 and $747,000, respectively.

The Company paid income taxes in 1998, 1997 and 1996 of $615,000, $30,000 and $1,545,000, respectively.

Net Income per Share

As of March 31, 1998, the Company adopted Statement No. 128, Earnings Per Share, and restated all prior period earnings per share (EPS) data, as required. Statement No. 128 replaced the presentation of primary and fully diluted EPS pursuant to APB Opinion No. 15, Earnings Per Share, with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period and the dilutive effect, if any, of stock options and warrants outstanding for the period.

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

2. Mortgage Loans Held for Sale

Mortgage loans held for sale consist of the following at March 31, 1998 and 1997:

                                      1998           1997
   Principal balance outstanding      $51,723,000    $28,003,000
   Loss reserve                                 -        (30,000)
   Loan origination discounts          (1,238,000)      (601,000)
   Deferred loan fees                     (91,000)       (86,000)
                                      $53,052,000    $27,286,000

First Mortgage Corporation

2. Mortgage Loans Held for Sale (continued)

All mortgage loans held for sale are collateralized by first trust deeds on underlying real properties located primarily in California and may be used as collateral for the Company's borrowings.

At March 31, 1998, the Company had short-term commitments amounting to approximately $16,241,000 to fund mortgage loans subject to credit approval. The Company generally does not engage in forward delivery contracts to hedge its portfolio.

3. Mortgage Servicing Assets

Capitalized mortgage servicing assets consist of originated mortgage servicing rights, excess servicing fee and purchased servicing rights. Activities are summarized as follows:

                                   Capitalized Servicing Rights
Balance at March 31, 1997          $6,709,000
 Additions                          4,091,000
 Amortization and write-offs       (3,247,000)
 Impairment                           (63,000)
Balance at March 31, 1998          $7,490,000

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

4. Other Receivables and Servicing Advances

Other receivables and servicing advances consists of the following at March 31, 1998 and 1997:

                                                 1998        1997
Foreclosures and advances on real estate owned   $8,798,000  $8,800,000
Servicing advances                                2,518,000   1,715,000
Other                                               264,000     580,000
Allowance for possible losses                    (1,014,000) (1,472,000)
                                                $10,566,000  $9,623,000

First Mortgage Corporation

5. Note Receivable, Fin-West

The note receivable from Fin-West is collateralized by real property located in Diamond Bar, California and bears interest at 6% per annum, payable annually. The note is due January 2001.

6. Property and Equipment

Property and equipment consists of the following at March 31, 1998 and 1997:

                                                  1998         1997
   Furniture and equipment                        $2,190,000   $1,981,000
   Automobiles                                       131,000       64,000
   Leasehold improvements                            395,000      388,000
                                                   2,716,000    2,433,000
   Less accumulated depreciation and amortization (2,052,000)  (1,841,000)
                                                  $  664,000   $  592,000

7. Income Taxes

Income tax expense for the years ended March 31, 1998, 1997 and 1996 consists of the following:

                              1998        1997        1996
Current:
 Federal                      $  583,000  $(112,000)  $  622,000
 State                            92,000    (43,000)     153,000
                                 675,000   (155,000)     775,000
Deferred:
 Federal                         224,000    701,000      718,000
 State                           202,000    265,000      340,000
                                 426,000    966,000    1,058,000
                              $1,101,000 $  811,000   $1,833,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31, 1998 and 1997 are as follows:

First Mortgage Corporation

7. Income Taxes (continued)

                                                        1998            1997
 Deferred tax assets:
  Stat income taxes                                     $   190,000     $   174,000
  Accrued liabilities                                        65,000          74,000
  Deferred loan fees                                         41,000          39,000
  Provision for foreclosure                                 253,000         367,000
  Purchased servicing rights                                313,000         153,000
  Mark-to-market adjustments                                128,000           3,000
Total deferred tax assets                                   990,000         810,000

 Deferred tax liabilities:
  Originated mortgage servicing rights                   (3,030,000)     (2,425,000)
  Capitalized servicing fees                                 (7,000)        (13,000)
  Accelerated depreciation                                  (88,000)        (96,000)
  Other                                                    (124,000)       (109,000)
Total deferred tax liabilities                           (3,249,000)     (2,643,000)
Net deferred tax liabilities                            $(2,259,000)    $(1,833,000)

Income tax expense computed at the statutory federal income tax rate (34%) and income tax expense provided in the financial statements differ as follows for the years ended March 31, 1998, 1997 and 1996:

                                                       1998         1997         1996
Tax computed at the statutory rate                     $  899,000   $   655,000  $1,497,000
State income tax, net of federal income
 tax benefit                                              194,000       146,000     330,000
Other                                                       8,000        10,000       6,000
Income tax expense                                     $1,101,000   $   811,000  $1,833,000

First Mortgage Corporation

8. Notes Payable, Banks

At March 31, 1998, the Company had two line of credit agreements with banks which provide for borrowings up to $70,000,000 and $20,000,000 with interest payable monthly at 1.25% per annum or the bank's reference rate of 8.5% at March 31, 1998, depending on the level of borrowings and the compensating balances maintained. Fiduciary funds are used by the Company to satisfy compensating balance requirements. At March 31, 1998, borrowings under these lines of $40,427,000 are collateralized by mortgage loans held for sale. The weighted average interest rate for the fiscal year ended March 31, 1998 was 1.27%.

The lines of credit are subject to renewal on September 1, 1998 and August 31, 1998, respectively. Management believes the line of credit agreements will be renewed prior to their expiration. Under the credit agreements, the Company must comply with certain financial and other covenants, including the maintenance of a minimum net worth, other financial ratios, and a minimum servicing portfolio size. Further, absent the consent of the lenders, such covenants prohibit the Company from declaring or paying any dividends on any shares of the Company's common stock. At March 31, 1998, the Company was in compliance with the aforementioned loan convenants.

One of the warehousing lines of credit allows the bank to act as an agent on behalf of the Company and invest in short term, highly liquid investment grade securities to the extent that the warehouse line is not utilized to fund mortgage loans. All investment securities are considered to be available for sale and carried at fair value. As of March 31, 1998 there were no investment securities purchased under this line.

At March 31, 1998, the Company also had an unsecured line of credit of $2,000,000 with a bank which expires in August 1998. Advances on the line of credit are due within 21 days and bear interest at the bank's reference rate. There were no amounts outstanding under the agreement at March 31, 1998 and 1997.

9. Related Party Transactions

At March 31, 1997, the Company had a line of credit agreement with an officer, under which the Company may borrow up to $1,500,000. The line of credit expired on December 31, 1997 and was not renewed. Advances under the agreement bear interest at a nonaffiliated bank's reference rate (8.25% at March 31, 1997) plus 1% per annum. The weighted average interest rate for the fiscal year ended March 31, 1997 was 9.3%. Interest expense of approximately $139,000 and $148,000 were charged to operations for the years ended March 31, 1997 and 1996, respectively, for borrowings under this agreement.

First Mortgage Corporation

9. Related Party Transactions (continued)

The Company leases certain premises from Fin-West, at a monthly rental of $20,000. Total rent expense for these premises amounted to $240,000 for each of the years ended March 31, 1998, 1997 and 1996. The Company subleased part of these premises for a monthly rental income of $3,200 pursuant to one sublease that expired in May 1995.

The Company paid title insurance fees to an affiliated entity of $308,000, $151,000 and $185,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

10. Loan Servicing

The Company's loan servicing portfolio at March 31, 1998 and 1997 consisted of the following:

                                          1998            1997
   GNMA mortgage-backed securities        $  810,304,000  $  798,504,000
   FHLMC                                     257,448,000     283,434,000
   FNMA                                      185,459,000     186,782,000
   Other                                     413,640,000     414,932,000
                                          $1,666,851,000  $1,683,652,000

At March 31, 1998 and 1997, the Company subserviced approximately $96,708,000 and $99,815,000, respectively, of mortgage loans for a nonaffiliated company, which is included above.

Related fiduciary funds held by the Company in noninterest-bearing accounts totaled approximately $31,474,000 and $12,966,000 at March 31, 1998 and 1997,
respectively. These funds are not included in the accompanying balance sheets. The Company is required to pay interest equal to 2% per annum of the average daily balance of certain fiduciary funds to mortgagors.

The Company had insurance coverage for errors and omissions and employee fidelity in the amount of $2,300,000 at March 31, 1998 and 1997.

First Mortgage Corporation

11. Financial Instruments

The Company is a party to financial instruments with off balance sheet risk in the normal course of business through the origination and sale of mortgage loans. These financial instruments include mandatory and optional forward commitments which involve, to varying degrees, elements of credit and interest rate risk. At any time the risk to the Company, in the event of default by the purchaser, is the difference between the contract price and current market value, which amount is a percentage of the outstanding commitments. Historically the Company has not incurred losses due to the failure or lack of performance of the counter parties to these commitments.

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

Statement of Financial Accounting Standards No, 107, Disclosure About Fair Value of Financial Instruments (FAS 107), requires disclosure of fair value information about all financial instruments held or owned by a company except for certain excluded instruments and instruments for which it is not practicable to estimate fair value. At March 31, 1998, the estimated fair value of mortgage loans held for sale, mortgage servicing rights and notes payable approximated the net carrying value of such accounts.

12. Profit Sharing Plan

The Company is a participant in a profit-sharing plan maintained by Fin-West, covering all full-time employees who have completed at least one year of service. Annual contributions by the Company to the plan are discretionary and were $50,000, $0 and $60,000 for the years ended March 31, 1998, 1997, and 1996, respectively.

First Mortgage Corporation

13. Commitments and Contingencies

Leases

Minimum annual rental payments under operating leases for office space are as follows:

1999                                    $314,000
2000                                      36,000
2001                                       6,000
                                        $356,000

Net rental payments to nonaffiliated entities of approximately $242,000, $212,000 and $261,000 have been charged to occupancy expense in the accompanying statements of operations for the years ended March 31, 1998, 1997 and 1996, respectively.

Litigation

The Company is currently a defendant in certain litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the Company's financial position, results of operations or cash flows.

14. Stockholders' Equity

Under the Company's 1992 Stock Incentive Plan, the compensation committee of the Board of Directors is authorized to grant awards to any officer or employee of the Company. Awards granted can take the form of incentive stock options, nonqualified stock options or restricted stock or any combination thereof. A maximum of 625,000 shares of common stock may be issued under the Plan. Incentive stock options are granted at a price not less than 100% of the fair market value at date of grant, except for employees who own shares possessing greater than 10% of total combined voting power whose grant price shall not be less than 110% of the fair market value at date of grant. The compensation committee also determines the exercise price of nonqualified stock options and the purchase price of restricted stock, provided that the purchase price of restricted stock may not be less than 25% of its fair market value at the date of grant. Incentive stock options and nonqualified stock options become exercisable not less than six months after the date of grant, as determined by the compensation committee. Options remain exercisable until their specified expiration date, but the expiration date cannot be more than ten years after the date of grant for incentive stock options.

First Mortgage Corporation

14. Stockholders' Equity (continued)

The Company also has a 1993 Stock Option Plan for NonEmployee Directors (the
Plan) which provides for an aggregate of 100,000 shares of the Company's common stock to be available for eligible directors. All options granted under the Plan are to be nonqualified options with an exercise price equal to 100% of fair market value of the common stock on the date the option is granted. Each option granted under the Plan may be exercised in full on the 185th day after the date of grant and terminates five years from the date of grant. Under the Plan, an option to purchase 5,750 shares of the Company's common stock is to be granted to each nonemployee director in office on the last business day of each July beginning in 1993 and continuing through 1997. No option is to be granted after the last business day in July 1997 unless the Plan is otherwise amended.

The following summarizes stock option activity under both of the Company's stock plans for the year ended March 31, 1998:

                                                     Weighed-Average
                                   Options           Exercise Price           Options
                                   March 31, 1998    March 31, 1998           March 31, 1997
Options outstanding at beginning
 of fiscal year                    372,555           $5.46                    292,555
  Option granted                    94,000           $3.54                     95,100
  Options exercised                      -               -                          -
  Options canceled                 (29,930)          $4.71                    (15,100)
Options outstanding at end of
 fiscal year                       436,625           $5.09                    372,555

Exercise price:
 Per share for options
  exercised during the fiscal
  year                             n/a                                        n/a

First Mortgage Corporation

14. Stockholders' Equity (continued)

                                               Options              Options
                                               March 31, 1998       March 31, 1997
Per share for options outstanding at end of
 fiscal year                                   $3.50-$6.80          $4.625-$6.80

Weighted average fair value of options
 granted                                             $1.13                 $1.35

Weighted average contractual life of option
 outstanding (in years)                                2.3                   3.8

All outstanding options as of March 31, 1998 were exercisable. Options available for future grants under the plans were 245,875 and 263,945 as of March 31, 1998 and 1997, respectively.

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

                                        1998      1997
Expected life (years)                   4         3
Interest rate                           5.50%     5.70%
Volatility                              0.31      0.32
Dividend yield                          0.00%     0.00%

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

The estimated stock-based compensation cost calculated using the assumptions indicated totaled $59,000 and $43,000 in 1998 and 1997, respectively. The pro forma net income resulting from the increased compensation cost was $1,472,000 ($0.25 per share) and $1,072,000($0.18 per share) in 1998 and 1997, respectively. The effect of stock-based compensation on net income for 1998 and 1997 may not be representative of the effect on pro forma net income in future years because compensation expense related to grants made prior to 1997 is not considered.

15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
                                                   Year ended March 31
                                                   1998        1997        1996
Numerator:
 Net income                                        $1,531,000  $1,115,000  $2,569,000

Denominator:
 Shares used in computing basic earnings per share  5,847,906   5,872,596   5,882,996
 Effect of stock options treated as equivalents
  under the treasury stock method                       1,683       2,065       8,517
Denominator for diluted earnings per share          5,849,589   5,874,661   5,891,513
Basic earnings per share                                 $.26        $.19        $.44
Diluted earnings per share                               $.26        $.19        $.44

EXHIBIT 23.1
Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-70760) pertaining to the First Mortgage Corporation 1992 Stock Incentive Plan and 1993 Stock Option Plan for Non-Employee Directors and in the related Prospectus of our report dated June 15, 1998, with respect to the financial statements of First Mortgage Corporation included in its Annual Report (Form 10-K) for the year ended March 31, 1998.




Ernst & Young, LLP
Orange County, California
June 27, 1998

FIRST MORTGAGE CORPORATION

EXHIBIT INDEX
                                                                      Sequential
Exhibit                                                               Page
Number                  Description of Exhibit Number                 Number

3.1 Restated and Amended Articles of Incorporation of the Company (previously filed with the Securities and Exchange Commission on March 6, 1992 as
       Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

3.2 Restated Bylaws of the Company (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 3.2 to the Company's Registration Statement on Form S1, File No. 33-45187, and incorporated herein by reference).

10.1 Credit and Security Agreement dated September 1, 1995, between Bank of America National Trust and Savings Association and the Company (previously filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.2 Amended and Restated Mortgage Loan Warehousing Agreement dated September 1, 1995, among Bank of America National Trust and Savings Association and Bank of America National Trust and Savings Association as agent for various other lenders and the Company (previously filed with the Securities and Exchange Commission on June 27, 1996 as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference).

10.3 Fourth Amendment dated April 7, 1997 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company.

10.4 Fifth Amendment dated August 29, 1997 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company.

10.5 Sixth Amendment dated September 10, 1997 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company.

10.6 Seventh Amendment dated March 1, 1998 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company.

10.7 Amendments dated August 29, 1997 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company.

10.8 Amendments dated November 30, 1997 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company.

10.9 Note Secured by Deed of Trust dated February 1, 1991, by Fin-West Group in favor of the Company in the amount of $500,000 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit
       10.5 to the Company's Registration Statement on Form S-1, File No. 3345187, and incorporated herein by reference).

10.10 Lease dated January 1, 1992, between the Company and Fin-West (previously filed with the Securities and Exchange Commission on January 21, 1992 as
       Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 3345187, and incorporated herein by reference).

10.11 Lease extension dated December 15, 1997 to Standard Office Lease-Net dated January 1, 1992 between the Company and Fin-West Group.

10.12 1992 Stock Incentive Plan (previously filed with the Securities and Exchange Commission on March 6, 1992 as Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form S1, File No. 33-45187, and incorporated herein by reference).

10.13 1993 Stock Option Plan for Non-Employee Directors (previously filed with the Securities and Exchange Commission on October 25, 1993 as Exhibit 4.6 to the Company's Registration Statement on Form S-8, File No. 33 70760, and incorporated herein by reference).

10.14 Profit Sharing Plan for Employees of the FinWest Group, dated April 5, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.15 Fin-West Group 401(k) Savings Plan, dated April 5, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as

       Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 3345187, and incorporated herein by reference).

10.16 Defined Contribution Plan and Trust -- Basic Plan Document No. 3 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 33 45187, and incorporated herein by reference).

10.17 Employee Pre-Tax Premium Plan of Fin-West Group, Inc., a California corporation, dated January 1, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.18 Renewal of Employment Agreement dated April 30, 1998 between Clement Ziroli and the Company.

10.19 Employment Agreement dated April 30, 1998 between Bruce G. Norman and the Company.

10.20 Renewal of Employment Agreement dated April 30, 1998 between Pac W. Dong and the Company.

23.1   Consent of Independent Auditors.

27.1   Financial Data Schedule (included only in the electronic filing).