Form 10-Q
period 1998-06-30
FIRST MORTGAGE CORP /CA/
filed 1998-08-05
CIK 883369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

_____________________


FORM 10-Q

[  X  ]   Quarterly  Report Pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

or

[   ]  Transition  Report  Pursuant  to  Section  13  or  15(d)  of   the
Securities Exchange Act of 1934 For the transition period from   ___________
to __________________


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

YES  X                       NO____

As of June 30, 1998, 5,569,697 shares of the registrant's common stock were outstanding.

FIRST MORTGAGE CORPORATION
FORM 10-Q
INDEX


Part I - Financial Information                                 Page


Item 1. Financial Statements:

        Balance Sheet
         June 30, 1998 (Unaudited) and March 31, 1998               3

         Unaudited Statement of Income
         Three Months Ended June 30, 1998 and 1997                  4

        Unaudited Statement of Cash Flows
         Three Months Ended June 30, 1998 and 1997                  5

        Notes to Unaudited Financial Statements                     6-7

Item 2. Management's Discussion and Analysis of Financial Condition 8-10 and Results of Operations


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                            10

Signatures                                                          11

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

FIRST MORTGAGE CORPORATION

BALANCE SHEET


                                                        June 30, 1998        March 31, 1998
                                                        (Unaudited)
ASSETS
Cash                                                     $ 2,152,000         $ 8,182,000
Mortgage loans held for sale                              69,744,000          53,052,000
Other receivables and servicing advances                  10,979,000          10,566,000
Capitalized servicing rights, net                          8,598,000           7,490,000
Property and equipment, net                                  680,000             664,000
Prepaid expenses and other assets                            125,000             361,000
Notes receivable                                             130,000             130,000

TOTAL ASSETS                                             $92,408,000         $80,445,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Notes payable, banks                                  $45,895,000         $40,427,000
   Sight drafts payable                                   14,868,000           9,372,000
   Deferred income taxes                                   2,350,000           2,259,000
   Accounts payable and accrued liabilities                1,742,000           1,392,000
   Income Taxes Payable                                      477,000                   -

      Total Liabilities                                   65,332,000          53,450,000

STOCKHOLDERS' EQUITY
   Preferred stock, no par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares-None                           -                   -
   Common stock, no par value:
      Authorized shares - 10,000,000                       3,888,000           4,963,000
      Issued and outstanding shares-5,569,697 at June 30,
      1998 and 5,808,697 at March 31, 1998
   Retained earnings                                      23,188,000          22,032,000

         Total Stockholders' Equity                       27,076,000          26,995,000

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                $92,408,000         $80,445,000


See accompanying notes

FIRST MORTGAGE CORPORATION

UNAUDITED STATEMENT OF INCOME

                                                 Three Months Ended
                                                      June 30
                                                1998            1997
REVENUES:
   Loan origination income                      $1,111,000      $  704,000
   Loan servicing income                         1,924,000       1,856,000
   Gain on sale of mortgage loans                3,653,000       1,340,000
   Interest income                               1,031,000         537,000

      Total revenues                             7,719,000       4,437,000

EXPENSES:
   Compensation and benefits                     2,418,000       1,988,000
   General and administrative expenses           2,190,000       1,273,000
   Amortization of capitalized servicing rights    871,000         546,000
   Interest expense                                259,000         172,000

      Total expenses                             5,738,000       3,979,000

INCOME BEFORE INCOME TAXES                       1,981,000         458,000

INCOME TAX EXPENSE                                 825,000         194,000

NET INCOME                                      $1,156,000      $  264,000

BASIC EARNINGS PER SHARE                        $     0.20      $     0.05

DILUTED EARNINGS PER SHARE                      $     0.20      $     0.05

See accompanying notes


FIRST MORTGAGE CORPORATION
UNAUDITED STATEMENT OF CASH FLOWS

                                               Three Months Ended
                                                    June 30
                                               1998        1997
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $   1,156,000        $   264,000
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Provision for deferred income taxes                                91,000            (64,000)
     Provision for losses on foreclosure                                67,000             (3,000)
     Amortization of capitalized servicing rights                      871,000            546,000
     Depreciation and amortization of property and equipment            64,000             49,000
     Change in excess service fee                                       16,000             25,000
     Originations and purchases of mortgage loans
        held for sale                                             (223,069,000)       (86,798,000)
     Sales and principal repayments of mortgage loans
        held for sale                                              206,377,000         89,102,000
     Change in other receivables and servicing advances               (480,000)        (1,389,000)
     Change in prepaid expenses and other assets                       236,000            247,000
     Change in accounts payable and accrued liabilities                350,000           (113,000)
     Change in income taxes payable                                    477,000                  -
  Net cash provided by (used in) operating activities              (13,844,000)         1,866,000

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of mortgage servicing rights                                   -           (214,000)
     Originated mortgage servicing rights                           (1,995,000)          (416,000)
     Purchase of furniture, equipment and leasehold improvements       (80,000)           (41,000)
     Change in due from affiliates                                           -            134,000
  Net cash used in investing activities                             (2,075,000)          (537,000)

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in notes payable, banks                                  5,468,000            224,000
     Change in sight drafts payable                                  5,496,000           (755,000)
     Change in notes payable, officer                                        -         (1,500,000)
     Repurchase of common stock                                     (1,075,000)                 -
  Net cash provided by (used in) financing activities                9,889,000         (2,031,000)

  DECREASE IN CASH                                                  (6,030,000)          (702,000)

  CASH, BEGINNING OF PERIOD                                          8,182,000          5,903,000

  CASH, END OF PERIOD                                               $2,152,000         $5,201,000

  SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                     $ 211,000           $139,000
        Income taxes                                                         -                  -

  See accompanying notes

FIRST MORTGAGE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 1998

1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. In addition, this document should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for fiscal year ended March 31, 1998.

    The preparation of the financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.


2.  CAPITALIZED SERVICING RIGHTS

    Activities in Capitalized Servicing Rights are summarized as follows:

                                    Capitalized
                                    Servicing
                                    Rights
Balance at March 31, 1998           $7,490,000
   Additions                         1,995,000
   Amortizations and write offs       (887,000)
   Impairment                                -
Balance at June 30, 1998            $8,598,000

3.  NOTES PAYABLE

    At June 30, 1998, the Company had line of credit agreements with two nonaffiliated banks, which provided for borrowings up to $70,000,000 and $30,000,000 with annual interest payable monthly at 1.25% or the bank's reference rate, depending on the level of borrowings and the compensating balances maintained. At June 30, 1998, borrowings under these lines of $45,895,000 were collateralized by mortgage loans held for sale.

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

4.  EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three Months ended June 30
                                                   1998        1997
Numerator:
Net income                                         $1,156,000    $264,000

Denominator:
Shares used in computing basic earnings per share   5,747,411   5,859,117
Effect of stock options treated as equivalents
  under the treasury stock method                         451           -
Denominator for diluted earnings per share          5,747,862   5,859,117
Basic earnings per share                                 $.20        $.05
Diluted earnings per share                               $.20        $.05

5.  CONTINGENCIES

    The Company is currently a defendant in certain litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Three  months ended June 30, 1998 compared to three months  ended  June
30, 1997.


GENERAL

     The Company reported net income of $1.16 million or $0.20 per share for the quarter ended June 30, 1998, compared to net income of $264,000 or $0.05 per share for the comparable 1997 quarter. The increase in net income was attributable to two major reasons: a favorable interest rates environment during the June 1998 quarter; combined with a substantial increase in new loan originations over the year earlier period.


REVENUES

     LOAN ORIGINATION INCOME
     For the quarter ended June 30, 1998, the volume of new mortgage loans closed increased 157% to $223.1 million from $86.8 million in the prior year quarter.

     For the three months ended June 30, 1998 loan origination revenue increased by approximately 57.8% to $1.1 million from $704,000 in the June 1997 quarter, due primarily to the increased new loan originations.

     LOAN SERVICING INCOME
     Loan servicing income, representing the loan servicing fees, late charges and other fees earned by the Company for administering the loans in its servicing portfolio, rose 3.7% to $1.92 million for the three months ended June 30, 1998 from $1.86 million for the same period in 1997. The increase was primarily due to slightly higher average servicing and miscellaneous fees.

     As of June 30, 1998, the Company serviced $1.663 billion in loans compared to $1.705 billion at June 30, 1997, a decrease of 2.5% after prepayments and scheduled amortization of mortgage loans. The drop in the servicing portfolio was attributable to the lower interest rate environment in June 1998 quarter causing the acceleration of the portfolio run-off rate.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated.

                                                   Three Months Ended June 30,
                                                   1998           1997
                                                   (Dollars in thousands
                                                   except average loan balance
          Beginning loan service portfolio         $1,570,143     $1,583,837

             Add:  Loans originated                   223,069        86,798
                   Purchase of Servicing                    -         6,652
             Less: Prepayment and Amortization        222,541        71,218

          Ending loan servicing portfolio           1,570,671     1,606,069
             Sub-Servicing                             92,584        98,577
          Total servicing portfolio                $1,663,255    $1,704,646
          Average loan balance (end of period)     $   95,321    $   96,482
          Weighted Average Interest Rate                 7.87%         7.98%

     GAIN ON SALE OF MORTGAGE LOANS
     In spite of intense price competition, favorable long-term mortgage interest rates during the quarter resulted in a gain on sale of mortgage loans of $3.65 million for the three months ended June 30, 1998, compared to $1.34 million over the 1997 period.

     INTEREST INCOME
     Interest income, which reflects the interest received on mortgage loans held for sale, increased to $1.03 million for the three months ended June 30, 1998 from $537,000 for the comparable prior year quarter. This increase is due primarily to the larger mortgage inventory carried by the Company during the June 1998 quarter.


EXPENSES

     The major components of the Company's total expenses are (i) compensation and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and
     (iv) interest expense. Total expenses for the three months ended June 30, 1998 increased by 44.2% to $5.74 million from the three months ended June 30, 1997. Compensation and benefits were $2.42 million for the June 1998 quarter, an increase of 21.6% over the year-ago quarter. The increase was due primarily to the increased commissions and the hiring of new personnel resulting from the large increase in new loan originations. General and administrative expense increased by $917,000 over the prior year period, primarily as a direct result of expanding production operations in the quarter.

     Amortization of capitalized servicing rights increased by $325,000 over the comparable prior year period due mainly to the Company's larger investment in mortgage servicing rights and substantially higher volume of prepayment over the year ago quarter.

     INTEREST EXPENSE
     Interest expense increased 50.6% to $259,000 for quarter ended June 1998 from $172,000 for the same period in 1997. The increase was due to larger warehouse borrowings during the quarter because of the increased new loan production.

PROSPECTIVE TRENDS

     The reduction in long-term interest rates is having a positive impact on new loan originations, especially refinance loans, for the Company. The volume of new loan applications in June, for example, were the highest in Company's history. Barring an unexpected increase in interest rates, the surge in activity should continue to produce improved results for the Company in the second fiscal quarter.

     As previously discussed in the Prospective Trends and the Competition sections of the 10K for the fiscal year ended March 31, 1998, the Company still faces intense competition from many directions, particularly for the standard conforming conventional mortgage loans so coveted by many of the major commercial banks. Our strategy is to instead emphasize the origination of FHA and VA loans, home equity loans and other mortgage products with much greater profit potential for the Company. We recently introduced, for example, a streamline conventional refinance loan program to complement our FHA streamline refinance program. We believe this will result in a substantial increase in new loan originations through our direct marketing channel.

     As a continuing part of the Company's long-term plan, we will open additional retail origination offices wherever such opportunity presents itself.

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

     At June 30, 1998, maximum permitted borrowings under the warehouse line of credit agreements with two nonaffiliated banks totaled $100 million and the amount outstanding was $45.9 million. Borrowings under these facilities are secured by mortgage loans. The agreements contain various covenants, including minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio, and restrict the Company's ability to pay dividends. The Company was in compliance with all debt covenants at June 30, 1998. The Company believes that the warehouse agreements will be renewed when the current terms expire in August and September 1998.

     During the quarter ended June 30, 1998, the Company repurchased in open market transactions of 239,000 shares of its common stock at an aggregate cost of $1,075,000.

     The Company had stockholders' equity of $27.08 million at June 30, 1998. Management believes that its current financing arrangements are adequate to meet its projected operational needs, however, increases in the existing facilities or other supplementary sources may have to be explored should the market conditions improve and loan origination volume increases.


PART II.  OTHER INFORMATION.

Item 6. Exhibits and Reports of Form 8-K.

        (a)  No exhibits are filed with this report.

        (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997 and the quarter ended June 30, 1998.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST MORTGAGE CORPORATION




Date:  August 5, 1998                By S/Clement Ziroli
                                        Clement Ziroli
                                        Chairman of the Board of Directors,
                                        Chief Executive Officer



Date:  August 5, 1998                By S/Pac W. Dong
                                        Pac W. Dong
                                        Chief Financial Officer,
                                        Controller and Executive Vice
                                        President