Form 10-Q
period 1998-09-30
FIRST MORTGAGE CORP /CA/
filed 1998-11-13
CIK 883369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


_____________________


FORM 10-Q



[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998
or

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

YES  X                       NO____

As of September 30, 1998, 5,569,697 shares of the registrant's common stock were outstanding.

FIRST MORTGAGE CORPORATION
FORM 10-Q

INDEX



Part I - Financial Information                                     Page

Item 1. Financial Statements:

        Balance Sheet                                               3
         September 30, 1998 (Unaudited) and March 31, 1998

         Unaudited Statement of Income
           Three Months and Six Months Ended September 30, 1998 and
        1997                                                        4

        Unaudited Statement of Cash Flows
         Six Months Ended September 30, 1998 and 1997               5

        Notes to Unaudited Financial Statements                     6-7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                  8-13


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                            14

Signatures                                                          15

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

FIRST MORTGAGE CORPORATION

BALANCE SHEET

                                       September 30,1998    March 31, 1998
                                       (Unaudited)
ASSETS
Cash                                    $3,732,000          $8,182,000
Mortgage loans held for sale            57,352,000          53,052,000
Other receivables and servicing          8,788,000          10,566,000
 advances
Capitalized servicing rights             9,997,000           7,490,000
Property and equipment, net                697,000             664,000
Prepaid expenses and other assets          138,000             361,000
Note receivable                            130,000             130,000

TOTAL ASSETS                           $80,834,000         $80,445,000

LIABILITIES AND STOCKHOLDERS'
 EQUITY

LIABILITIES:
   Notes payable, banks               $37,854,000         $40,427,000
   Sight drafts payable                 9,552,000           9,372,000
   Accounts payable and accrued         1,963,000           1,392,000
    liabilities
   Deferred income taxes                2,828,000           2,259,000
   Income taxes payable                    57,000                   -

      Total Liabilities                52,254,000          53,450,000

STOCKHOLDERS' EQUITY
   Preferred stock, no par value;
      Authorized shares - 1,000,000
      Issued and outstanding shares             -                   -
       - None
   Common stock, no par value:
      Authorized shares -
       10,000,000
      Issued and outstanding shares
       - 5,569,697 at                   3,888,000           4,963,000
       September 30, 1998 and
       5,808,697 at March 31, 1998
   Retained earnings                   24,692,000          22,032,000

         Total Stockholders' Equity    28,580,000          26,995,000

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                             $80,834,000         $80,445,000

FIRST MORTGAGE CORPORATION

UNAUDITED STATEMENT OF INCOME



                                 Three Months Ended         Six Months Ended
                                   September 30,             September 30,
                                 1998         1997         1998         1997

REVENUES:
   Loan origination income     $989,000     $808,000     $2,100,000    $1,512,000
   Loan servicing income      1,957,000    1,873,000      3,881,000     3,729,000
   Gain on sale of mortgage
    loans                     4,807,000    1,858,000      8,460,000     3,198,000
   Interest income              935,000      626,000      1,966,000     1,163,000

         Total revenues       8,688,000    5,165,000     16,407,000     9,602,000

EXPENSES:
   Compensation and benefits  2,585,000    2,065,000      5,003,000     4,053,000
   General and
    administrative expenses   2,444,000    1,483,000      4,634,000     2,756,000
   Amortization of
    capitalized servicing
    rights                      829,000      595,000      1,700,000     1,141,000
   Interest expense             266,000      183,000        525,000       355,000

         Total expenses       6,124,000    4,326,000     11,862,000     8,305,000

INCOME BEFORE INCOME TAXES    2,564,000      839,000      4,545,000     1,297,000

INCOME TAX EXPENSE            1,060,000      352,000      1,885,000       546,000

NET INCOME                   $1,504,000   $  487,000     $2,660,000   $   751,000

BASIC EARNINGS PER SHARE     $     0.27   $     0.08     $     0.47   $      0.13

DILUTED EARNINGS PER SHARE   $     0.27   $     0.08     $     0.47   $      0.13







FIRST MORTGAGE CORPORATION

  UNAUDITED STATEMENT OF CASH FLOWS

                                                  Six Months Ended
                                                                      September 30,
                                                                      1998           1997
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $2,660,000     $  751,000
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Provision for deferred income taxes                                   569,000        124,000
     Provision for losses on foreclosure                                   (54,000)      (183,000)
     Amortization of capitalized servicing rights                        1,700,000      1,141,000
     Depreciation and amortization of property and equipment               130,000        100,000
     Change in excess service fee                                           36,000         48,000
     Originations and purchases of mortgage loans held for sale       (433,509,000)  (200,344,000)
     Sales and principal repayments of mortgage loans held for sale    429,209,000    192,765,000
     Changes in other receivables and servicing advances                 1,832,000        422,000
     Change in prepaid expenses and other assets                           223,000        193,000
     Change in accounts payable and accrued liabilities                    571,000        112,000
     Change in income taxes payable                                         57,000              -

  Net cash provided by (used in) operating activities                    3,424,000     (4,871,000)

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of mortgage servicing rights                                 (23,000)      (401,000)
     Origination mortgage servicing rights                              (4,220,000)    (1,347,000)
     Purchase of furniture, equipment and leasehold improvements          (163,000)      (101,000)
     Change in due from affiliates                                               -        134,000

  Net cash used in investing activities                                 (4,406,000)    (1,715,000)

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in notes payable, banks                                     (2,573,000)     2,855,000
     Change in sight drafts payable                                        180,000      1,542,000
     Change in notes payable, officer                                            -     (1,500,000)
     Repurchase of common stock                                         (1,075,000)             -

  Net cash provided by (used in) financing activities                   (3,468,000)     2,897,000

  DECREASE IN CASH                                                      (4,450,000)    (3,689,000)

  CASH, BEGINNING OF PERIOD                                              8,182,000      5,903,000

  CASH, END OF PERIOD                                                   $3,732,000     $2,214,000

  SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                        $  416,000     $  264,000
        Income taxes                                                     1,000,000        225,000

FIRST MORTGAGE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 1998

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


2.  CAPITALIZED SERVICING RIGHTS

    Activities in Capitalized Servicing Rights are summarized as follows:

                                 Capitalized
                                 Servicing
                                 Rights
Balance at March 31, 1998        $7,490,000
   Additions                      4,243,000
   Amortizations and write offs  (1,736,000)

Balance at September 30, 1998    $9,997,000


3.  NOTES PAYABLE

    At September 30, 1998, the Company had line of credit agreements with two nonaffiliated banks, which provided for borrowings up to $70,000,000 and $30,000,000 with annual interest payable monthly at 1.25% to 1.40% or the bank's reference rate, depending on the level of borrowings and the compensating balances maintained. At September 30, 1998, borrowings under these lines of $37,854,000 were collateralized by mortgage loans held for sale.

    The line of credit agreements are subject to renewal on September 1, 1999 and August 31, 2000, respectively. Both agreements contain certain requirements, including but not limited to, the maintenance of minimum net worth, debt to net worth ratio, current ratio, net income and servicing portfolio, and restrict the Company's ability to pay dividends. The Company believes its two lines of credit agreements will be renewed prior to their expiration.

4.  EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:

                                                   Six Months ended
                                                   September 30
                                                   1998        1997
Numerator:
Net income                                         $2,660,000    $751,000

Denominator:
Shares used in computing basic earnings per share   5,658,069   5,859,117
share
Effect of stock options treated as equivalents
 under the treasury stock method                        9,494           -
Denominator for diluted earnings per share          5,667,563   5,859,117
Basic earnings per share                                 $.47        $.13
Diluted earnings per share                               $.47        $.13


5.  CONTINGENCIES

    The Company is currently a defendant in certain litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward-looking statements, including those that discuss strategies, goals, outlook, projected revenues, income, return and other financial measures. These forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following facters: (i) the direction of interest rates; (ii) the demand for mortgage credits; (iii) the ability to obtain sufficient financial sources for liquidity and working capital; (iv) changes in laws or regulations governing mortgage banking operations; and (v) level of competition within the mortgage banking industry. In addition, the words "believe," "expect," "anticipate," "intend," "will" and similar words identify forward-looking statements in this Form 10-Q.


RESULTS OF OPERATIONS:

Three months ended September 30, 1998 compared to three months ended September 30, 1997.


GENERAL

     First Mortgage reported net income of $1.504 million or $0.27 per share for the quarter ended September 30, 1998, compared to net income of $487,000 or $0.08 per share for the comparable 1997 quarter. The increase of 208.8% in net income was primarily attributable to substantial larger gains on mortgage sales; stronger loan origination revenues and increase in interest income. The improvement in earnings was, however, offset partially by higher compensation; general and administrative expenses and amortization of capitalized servicing rights.


REVENUES

     For the quarter ended September 30, 1998, the volume of new mortgage loans closed increased by 85.3% to $210.44 million from $113.55 million in the prior year quarter. The increase is a reflection of lower long-term interest rates, which significantly increased the volume of refinancing loans in the market place, and the robust recovery of the California real estate market.

     For the three months ended September 30, 1998, loan origination revenue increased by approximately 22.4% to $989,000 from the September 1997 quarter, due primarily to a higher volume of retail loans, which carry higher front-end origination fees.

     As of September 30, 1998, the Company serviced $1.662 billion in loans compared to $1.712 billion at September 30, 1997, a decrease of 2.9% compared to the year-ago quarter. The run-offs in the servicing portfolio were due to heavy refinances induced by the current low interest rate environment. However, total loan servicing income, including late charges and other miscellaneous fees, rose by 4.5% to $1.96 million in the September 1998 quarter, from $1.87 million of the prior year quarter. The rise in servicing income is primarily due to the larger number of FHA and VA loans currently serviced by the Company, which typically carry a net service fee of 44 basis points.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated.

                                            Three Months Ended
                                            September 30,
                                            1998           1997
                                            (Dollars in thousands
                                            except average loan
                                                balance)
          Beginning loan service portfolio  $1,570,671     $1,606,069
          portfolio

          Add: Loans originated                210,440        113,546

          Less: Prepayment and amortization    207,161        105,673

          Ending loan servicing portfolio    1,573,950      1,613,942
          Sub-Servicing                         88,450         98,167
          Total servicing portfolio         $1,662,400     $1,712,109
          Average loan balance
           (end of period)                    $ 94,214      $  96,631




     Due to a very favorable reduction in long-term mortgage interest rates during the quarter, the gain on sale of mortgage loans was $4.81 million for the three months ended September 30, 1998, an increase of 158.7% over the 1997 period.

     Interest income, which reflects the interest received on mortgage loans held for sale, increased to $935,000 for the three months ended September 30, 1998 from $626,000 for the comparable prior year quarter. This increase was due primarily to the larger mortgage inventory carried by the Company during the September 1998 quarter.


EXPENSES

     The major components of the Company's total expenses are (i) compensations and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and
     (iv) interest expense. Total expenses for the three months ended September 30, 1998 increased by 41.6% to $6.12 million from the three months ended September 30, 1997. Compensations and benefits were $2.59 million for the September 1998 quarter, an increase of 25.2% over the year-ago quarter. General and administrative expense increased by $961,000, or 64.8% over prior year. These higher expenses were a direct result of expanding production operations in the quarter, partially offset by cost reduction measures taken by the Company over the past year.

     Amortization of capitalized servicing rights in fiscal 1999 increased over prior years due mainly to the larger investment in mortgage servicing rights and higher volume of prepayments from refinances over the comparable prior period.

     Interest expense increased 45.4% to $266,000 for quarter ended September 1998 from $183,000 for the same period in 1997. The increase was due to the larger volume of loans originated during the quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

Six months ended September 30, 1998 compared to six months ended
September 30, 1997


GENERAL

     In the six months ended September 30, 1998, the Company reported net income of $2.66 million or $0.47 per share, compared to net income of $751,000 or $0.13 per share for the same period of 1997. Total revenue increased by 70.9% to $16.41 million from $9.6 million in the comparable prior period. The increase in net income was largely due to higher loan origination income and a greater gain on sale of mortgage loans for the six month period as compared to last year.


REVENUES

     For the six months ended September 30, 1998, loan origination revenue increased 38.9% to $2.10 million from $1.51 million for the six months ended September 30, 1997. The higher loan origination revenue was largely due to the larger volume of new loans originated by the Company.

     The volume of new mortgage loan originations increased 116.4% to $433.51 million from $200.34 million in the comparable period last year.

     Loan servicing income, representing the loan servicing fees, late charges and other fees earned by the Company for administering the loans in its servicing portfolio, rose 4.1% to $3.88 million for the six months ended September 30, 1998 from $3.73 million for the same period in 1997. The increase in servicing income is primarily due to the larger number of FHA and VA loans currently serviced by the Company, which typically carry a net service fee of 44 basis points.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated:

                                            Six Months Ended September 30,
                                            1998           1997
                                            (Dollars in thousands
                                            except average loan
                                            balance)
          Beginning loan service portfolio  $1,570,143     $1,583,837
          portfolio
          Add: Loans originated                433,509        200,344

          Less: Prepayment and amortization    429,702        170,239

          Ending loan servicing portfolio    1,573,950      1,613,942
          Sub-Servicing                         88,450         98,167
          Total servicing portfolio         $1,662,400     $1,712,109
          Average loan balance
           (end of period)                     $94,214        $96,631


     The sale of mortgages for the six months ended September 30, 1998 resulted in a gain of $8.46 million compared to a gain of $3.20 million for the 1997 period. The gain is primarily attributable to the favorable trend in long-term interest rates in 1998.

     Interest income, which reflects the interest earned on mortgage loans held for sale for the six months ended September 30, 1998 was $1.97 million, an increase of 69% over the comparable 1997 period. The increase was as a result of the higher volume of loans originated in the 1998 period.


EXPENSES

     The major components of the Company's total expenses are (i) compensation and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and
     (iv) interest expenses. Total expenses for the six months ended September 30, 1998 increased by $3.56 million or 42.8% from the six months ended September 30, 1997. Compensation and benefits increased 23.4% to $5 million compared to $4.05 million in the first six months of fiscal year 1997. General and administrative expenses increased by 68.1% to $4.63 million from the comparable period in 1997. The increases in these expenses were a direct result of expansion in loan originations and direct marketing effort in the first half of fiscal year 1999.

     Increase in amortization of capitalized servicing rights was mainly due to larger investment in servicing rights and higher volume of loan prepayments over prior period.

     Interest expense increased to 47.9% to $525,000 as compared to $355,000 in the year earlier 6 months, due primarily to the larger volume of loans originated during the period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirement is the funding of its new mortgage loans and loan origination expenses. To meet these funding needs, the Company relies on warehouse lines of credit with banks, its own capital, and also cash flows from operations.

     At September 30, 1998, maximum permitted borrowings under the warehouse line of credit agreements with two nonaffiliated banks totaled $70 million and the amount outstanding was $37.85 million. Borrowings under these facilities are secured by mortgage loans. The agreements contain various covenants, including minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio, and restrict the Company's ability to pay dividends. The Company was in compliance with all debt covenants at September 30, 1998. The Company believes that the warehouse agreements will be renewed when the current terms expire.

     In the first six months in fiscal year 1999, the Company repurchased in open market transactions 239,000 shares of its common stock at an aggregate cost of $1,075,000.

     The Company had stockholders' equity of $28.58 million at September 30, 1998. Management believes that its current financing arrangements are adequate to meet its projected operational needs.

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

     Based on the information available and the interest environment as of September 30, 1998, the Company believes that a 100 basis point change in long-term interest rates over a twelve month period, up or down and all else being constant, would increase or decrease the Company's gross income by approximately $1.5 million dollars. These estimates are limited by the fact that they are performed at a particular point in time and do not incorporate many other factors and consequently, should not be used as forecast.


YEAR 2000 ISSUES

     The Company's computing environment consists of one IBM AS/400 and other personal computers connected to Local Area Network. The IBM AS/400 is the primary platform for the Loan Servicing Department processing. Other departments, including loan processing, loan funding and corporate accounting, are serviced mainly by personal computers. Software for loan funding, loan administration and accounting are maintained by outside service bureaus. These service bureaus have already been contacted by the Company and are expected to be in compliance either by December 1998 or January 1999. Modifications have also been started on the in-house developed management reporting application that will be brought into Year 2000 compliant by March 1999.

     The Company has made and will continue to make investments to identify and modify any in-house systems that are not yet Year 2000 compliant. These costs are being expensed by the Company during the period in which they are incurred.

     A majority of the software and applications used by the Company are not custom programs, and the Company believes that it will receive Year 2000 upgrades from the software vendors from whom the programs were purchased in a timely manner. The Company, however, cannot be assured that these third party service providers will not have business interruptions or other problems which could have an adverse impact on the Company. Presently, the Company does not have a contingency plan to handle the worst case scenarios, but it intends to create one by January 1999. Based on preliminary information, the Company does not anticipate that the expenses related to achieving Year 2000 compliance will have a material impact on the Company's results of operations.


PROSPECTIVE TRENDS

     During fiscal 1999 long-term mortgage interest rates have fallen to the lowest levels in the last 25 years, contributing to a 116% increase in new loan originations over the year earlier period ended September 30, 1997. Unless long-term interest rates unexpectedly increase, the surge in activity should help produce positive results for the Company going forward.

     Pricing of many traditional mortgage products, however, remains uneconomical and the Company still faces intense competition from many directions, particularly for the standard conforming conventional mortgage loans so coveted by many of the major commercial banks. Our strategy is to instead emphasize the origination of FHA and VA loans and other mortgage products with much greater profit potential for the Company.

     As a continuing part of the Company's long-term plan, we are opening additional retail offices wherever such opportunity presents itself. During this fiscal year we have already opened new offices in West Los Angeles, California and Las Vegas, Nevada.

     We believe we are appropriately positioned to take advantage of the market niches within which we can competitively operate, but we still face formidable competition and, as always, our business is greatly influenced by the level of interest rates.

PART II.  OTHER INFORMATION.


Item 6. Exhibits and Reports of Form 8-K.

        (a)  No exhibits are filed with this report.

        (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST MORTGAGE CORPORATION




Date:  November 8, 1998              By  S/Clement Ziroli
                                         Clement Ziroli
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer



Date:  November 8, 1998              By S/Pac W. Dong
                                        Pac W. Dong
                                        Executive Vice President,
                                        Chief Financial Officer