Form 10-Q
period 1998-12-31
FIRST MORTGAGE CORP /CA/
filed 1999-02-12
CIK 883369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


_____________________


FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1998

or

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

YES  X                       NO____

As of December 31, 1998, 5,355,197 shares of the registrant's common stock were outstanding.

FIRST MORTGAGE CORPORATION
FORM 10-Q

INDEX


Part I - Financial Information                                 Page


Item 1. Financial Statements:

Balance Sheets
December 31, 1998 (Unaudited) and March 31, 1998                 3

Unaudited Statements of Income
Three Months and Nine Months Ended December 31, 1998 and 1997    4

Unaudited Statements of Cash Flows
Nine Months Ended December 31, 1998 and 1997                     5

Notes to Unaudited Financial Statements                          6-7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                        8-13


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                         14

Signatures                                                       15

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

FIRST MORTGAGE CORPORATION

BALANCE SHEETS

                                       December 31, 1998   March 31, 1998
                                       (Unaudited)
ASSETS
Cash                                    $8,873,000          $8,182,000
Mortgage loans held for sale            60,202,000          53,052,000
Other receivables and servicing
   advances                              7,746,000          10,566,000
Capitalized servicing rights            11,368,000           7,490,000
Property and equipment, net                672,000             664,000
Prepaid income taxes                       413,000                   -
Prepaid expenses and other assets          116,000             361,000
Note receivable                            130,000             130,000

TOTAL ASSETS                           $89,520,000         $80,445,000

LIABILITIES AND STOCKHOLDERS'
   EQUITY

LIABILITIES:
   Notes payable, banks                $41,801,000         $40,427,000
   Sight drafts payable                 12,177,000           9,372,000
   Accounts payable and accrued          2,812,000           1,392,000
      liabilities
   Deferred income taxes                 3,537,000           2,259,000

      Total Liabilities                 60,327,000          53,450,000

STOCKHOLDERS' EQUITY
   Preferred stock, no par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares              -                   -
      - None
   Common stock, no par value:
      Authorized shares -
         10,000,000
      Issued and outstanding shares
         - 5,355,197 at                  2,956,000           4,963,000
         December 31, 1998 and
         5,808,697 at March 31, 1998
   Retained earnings                    26,237,000          22,032,000

         Total Stockholders' Equity     29,193,000          26,995,000

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                              $89,520,000         $80,445,000

[FN]
<F1>
See accompanying notes

FIRST MORTGAGE CORPORATION

UNAUDITED STATEMENTS OF INCOME


                                                Three Months Ended             Nine Months Ended
                                                December 31,                   December 31,
                                                1998           1997            1998         1997
REVENUES:
   Loan origination income                        $958,000       $716,000      $3,058,000   $2,228,000
   Loan servicing income                         1,954,000      1,959,000       5,835,000    5,688,000
   Gain on sale of mortgage loans                5,455,000      2,186,000      13,915,000    5,384,000
   Interest income                               1,072,000        661,000       3,038,000    1,824,000

         Total revenues                          9,439,000       5,522,000     25,846,000   15,124,000

EXPENSES:
   Compensation and benefits                     3,072,000       2,022,000      8,075,000    6,075,000
   General and administrative expenses           2,144,000       1,637,000      6,778,000    4,393,000
   Amortization of capitalized servicing rights  1,118,000         776,000      2,818,000    1,917,000
   Interest expense                                468,000         180,000        993,000      535,000

         Total expenses                          6,802,000       4,615,000     18,664,000   12,920,000

INCOME BEFORE INCOME TAXES                       2,637,000         907,000      7,182,000    2,204,000

INCOME TAX EXPENSE                               1,092,000         380,000      2,977,000      926,000

NET INCOME                                      $1,545,000        $527,000     $4,205,000   $1,278,000

Basic and Diluted Earnings Per Share                 $0.29           $0.09          $0.76        $0.22


[FN]
<F1>
See accompanying notes

FIRST MORTGAGE CORPORATION
UNAUDITED STATEMENTS OF CASH FLOWS
                                                                  Nine Months Ended
                                                                  December 31,
                                                                  1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $4,205,000        $1,278,000
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Provision for deferred income taxes                             1,278,000           311,000
     Provision for losses on foreclosure                              (217,000)         (490,000)
     Amortization of capitalized servicing rights                    2,818,000         1,917,000
     Depreciation and amortization of property and equipment           197,000           159,000
     Changes in excess service fee                                      58,000            72,000
     Originations and purchases of mortgage loans held for sale   (696,031,000)     (315,330,000)
     Sales and principal repayments of mortgage loans
        held for sale                                              688,881,000       305,736,000
     Changes in other receivables and servicing advances             3,037,000           326,000
     Change in prepaid expenses and other assets                       245,000           167,000
     Change in accounts payable and accrued liabilities              1,420,000            (2,000)
     Change in prepaid income taxes                                   (413,000)                -

        Net cash provided by (used in) operating activities          5,478,000        (5,856,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of mortgage servicing rights                             (23,000)         (605,000)
     Origination of mortgage servicing rights                       (6,731,000)       (2,412,000)
     Purchase of property and equipment                               (205,000)         (224,000)
     Change in due to affiliates                                             -           134,000

        Net cash used in investing activities                       (6,959,000)       (3,107,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Change in notes payable, banks                                  1,374,000        11,461,000
     Change in sight drafts payable                                  2,805,000          (613,000)
     Change in note payable, officer                                         -        (1,500,000)
     Repurchase of common stock                                     (2,007,000)          (80,000)

        Net cash provided by financing activities                    2,172,000         9,268,000

INCREASE IN CASH                                                       691,000           305,000
CASH, BEGINNING OF PERIOD                                            8,182,000         5,903,000
CASH, END OF PERIOD                                                 $8,873,000        $6,208,000


SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                    $  714,000        $  406,000
        Income taxes                                                 1,850,000           455,000

[FN]
<F1>
See accompanying notes

FIRST MORTGAGE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 1998

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


2.  CAPITALIZED SERVICING RIGHTS

    Activities in capitalized servicing rights are summarized as follows:

                                Capitalized
                                Servicing
                                Rights
Balance at March 31, 1998        $7,490,000
   Additions                      6,754,000
   Amortizations and write offs  (2,876,000)

Balance at December 31, 1998    $11,368,000


3.  NOTES PAYABLE

    At December 31, 1998, the Company had line of credit agreements with two nonaffiliated banks, which provided for borrowings up to $70,000,000 and $35,000,000 with annual interest payable monthly at 1.25% to 1.40% or the bank's reference rate, depending on the level of borrowings and the compensating balances maintained. At December 31, 1998, borrowings under these lines of $41,801,000 were collateralized by mortgage loans held for sale.

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

4.  EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months ended       Nine Months ended
                                                      December 31              December 31
                                                      1998         1997        1998        1997
Numerator:
   Net income                                         $1,545,000    $527,000   $4,205,000  $1,278,000

Denominator:
   Shares used in computing basic earnings per share   5,357,529   5,849,450    5,557,524   5,855,883
   Effect of stock options treated as equivalents
     under the treasury stock method                         729           -        9,378           -
Denominator for diluted earnings per share             5,358,258   5,849,450    5,566,902   5,855,883
Basic earnings per share                                    $.29        $.09         $.76        $.22
Diluted earnings per share                                  $.29        $.09         $.76        $.22


5.  NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"). It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is required to be adopted by first quarter of fiscal year 2001.
    The Company believes that the adoption of SFAS 133 will not have a material impact on its financial statements.

    In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", ("SFAS 134"). This Statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities and other retained interest based on its ability and intent to sell or hold those instruments. The Company will adopt SFAS 134 in the fourth quarter of fiscal year 1999. The Company believes that the adoption of SFAS 134 will not have a material impact on the financial statements.

6.  CONTINGENCIES

    The Company is currently a defendant in certain litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward-looking statements, including those that discuss strategies, goals, outlook, projected revenues, income, return and other financial measures. These forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following factors: (i) the direction of interest rates; (ii) the demand for mortgage credits; (iii) the ability to obtain sufficient financial sources for liquidity and working capital; (iv) changes in laws or regulations governing mortgage banking operations; and (v) level of competition within the mortgage banking industry. In addition, the words "believe," "expect," "anticipate," "intend," "will" and similar words identify forward-looking statements in this Form 10-Q.


RESULTS OF OPERATIONS:

Three months ended December 31, 1998 compared to three months ended December 31, 1997.


GENERAL

     First Mortgage reported net income of $1.545 million or $0.29 per share for the quarter ended December 31, 1998, compared to net income of $527,000 or $0.09 per share for the comparable 1997 quarter. The increase of 193.2% in net income was attributable to substantial larger gains on mortgage sales; stronger loan origination revenues and increase in interest income. The improvement in earnings was, however, offset partially by higher compensation; general and administrative expenses and amortization of capitalized servicing rights.


REVENUES

     For the quarter ended December 31, 1998, the volume of new mortgage loans closed increased by 128.3% to $262.52 million from $114.99 million in the prior year quarter. The increase is a reflection of lower long-term interest rates, which significantly increased the volume of refinancing loans in the market place, and the robust recovery of the California real estate market.

     For the three months ended December 31, 1998, loan origination revenue increased by approximately 33.8% to $958,000 from the December 1997 quarter, due primarily to a higher volume of retail loans, which carry higher front-end origination fees.

     As of December 31, 1998, the Company serviced $1.643 billion in loans compared to $1.702 billion at December 31, 1997, a decrease of 3.5% compared to the year-ago quarter. The run-off in the servicing portfolio was due to heavy refinances induced by the current low interest rate environment. Total loan servicing income, including late charges and other miscellaneous fees, declined marginally by 0.3% to $1.94 million in the December 1998 quarter, from $1.96 million of the prior year quarter.


     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated.
                                    Three Months Ended
                                    December 31
                                    1998           1997
                                    (Dollars in thousands
                                    except average loan
                                    balance)
Beginning loan service portfolio    $1,573,950     $1,613,942

Add: Loans originated                  262,522        114,987

Less: Prepayment and amortization      278,259        117,418

Ending loan servicing porfolio       1,558,213      1,611,511
Sub-Servicing                           84,836         90,196
Total servicing portfolio           $1,643,049     $1,701,707
Average loan balance (end of period)  $ 92,954      $  95,963


     Due to a very favorable reduction in long-term mortgage interest rates during the quarter, the gain on sale of mortgage loans was $5.46 million for the three months ended December 31, 1998, an increase of 149.5% over the 1997 period.

     Interest income, which reflects the interest received on mortgage loans held for sale, increased to $1.07 million for the three months ended December 31, 1998 from $661,000 for the comparable prior year quarter.
     This increase was due primarily to the larger mortgage inventory carried by the Company during the December 1998 quarter, partially offset by lower interest rate.


EXPENSES

     The major components of the Company's total expenses are (i) compensations and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and (iv) interest expense. Total expenses for the three months ended December 31, 1998 increased by 47.4% to $6.8 million from the three months ended December 31, 1997. Compensations and benefits were $3.07 million for the December 1998 quarter, an increase of 51.9% over the year-ago quarter. General and administrative expense increased by $507,000, or 31% over prior year. These higher expenses were a direct result of expanding production operations in the quarter, partially offset by cost reduction measures taken by the Company over the past year.

     Amortization of capitalized servicing rights increased by 44.1% over prior year quarter due mainly to the larger investment in mortgage servicing rights and higher volume of prepayments from refinances over the comparable prior period.

     Interest expense increased 160% to $468,000 for quarter ended December 31, 1998 from $180,000 for the same period in 1997. The increase was due to the larger volume of loans originated during the quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

Nine months ended December 31, 1998 compared to nine months ended December 31, 1997


GENERAL

     In the nine months ended December 31, 1998, the Company reported net income of $4.21 million or $0.76 per share, compared to net income of $1.28 million or $0.22 per share for the same period of 1997. Total revenue increased by 70.9% to $25.85 million from $15.12 million in the comparable prior period. The increase in net income was due to higher loan origination income and a larger gain on sale of mortgage loans for the nine month period as compared to last year.


REVENUES

     For the nine months ended December 31, 1998, loan origination revenue increased 37.3% to $3.06 million from $2.23 million for the nine months ended December 31, 1997. The higher loan origination revenue was primarily due to the larger volume of new loans originated by the Company.

     The volume of new mortgage loan originations increased 120.7% to $696.03 million from $315.33 million in the comparable period last year.

     Loan servicing income, representing the loan servicing fees, late charges and other fees earned by the Company for administering the loans in its servicing portfolio, rose 2.6% to $5.84 million for the nine months ended December 31, 1998 from $5.69 million for the same period in 1997. The slight increase in servicing income is primarily due to the larger number of FHA and VA loans currently serviced by the Company, which typically carry a higher net service fees than conventional loans.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated:

                                    Nine Months Ended December 31,
                                    1998           1997
                                    (Dollars in thousands
                                    except average loan
                                    balance)
Beginning loan service portfolio    $1,570,143     $1,583,837
Add: Loans originated                  696,031        315,330

Less: Prepayment and amortization      707,961        287,656

Ending loan servicing portfolio      1,558,213      1,611,511
Sub-Servicing                           84,836         90,196
Total servicing portfolio           $1,643,049     $1,701,707
Average loan balance (end of period)   $92,954        $95,693


     The sale of mortgages for the nine months ended December 31, 1998 resulted in a gain of $13.92 million compared to a gain of $5.38 million for the 1997 period. The gain is primarily attributable to the higher volume of loan originations coupled with the favorable trend in long-term interest rates in 1998.

     Interest income, which reflects the interest earned on mortgage loans held for sale for the nine months ended December 31, 1998 was $3.04 million, an increase of 66.6% over the comparable 1997 period. The increase was as a result of the higher volume of loans originated in the 1998 period, partially offset by lower interest rate.


EXPENSES

     The major components of the Company's total expenses are (i) compensation and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and (iv) interest expenses. Total expenses for the nine months ended December 31, 1998 increased by $5.74 million or 44.5% from the nine months ended December 31, 1997. Compensation and benefits increased 32.9% to $8.08 million compared to $6.08 million in the first nine months of fiscal year 1997. General and administrative expenses increased by 54.3% to $6.78 million from the comparable period in 1997. The increases in these expenses were a direct result of expansion in loan originations and direct marketing effort in fiscal year 1999.

     Increase in amortization of capitalized servicing rights was mainly due to larger investment in servicing rights and higher volume of loan prepayments over prior period.

     Interest expense increased 85.6% to $993,000 as compared to $535,000 in the year earlier nine months, due primarily to the larger volume of loans originated during the period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirement is the funding of its new mortgage loans and loan origination expenses. To meet these funding needs, the Company relies on warehouse lines of credit with banks, its own capital, and also cash flows from operations.

     At December 31, 1998, maximum permitted borrowings under the warehouse line of credit agreements with two nonaffiliated banks totaled $105 million and the amount outstanding was $41.8 million. Borrowings under these facilities are secured by mortgage loans. The agreements contain various covenants, including minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio, and restrict the Company's ability to pay dividends. The Company was in compliance with all debt covenants at December 31, 1998. The Company believes that the warehouse agreements will be renewed when the current terms expire.

     In the first nine months in fiscal year 1999, the Company repurchased in open market transactions 453,500 shares of its common stock at an aggregate cost of $2,007,000.

     The Company had stockholders' equity of $29.11 million at December 31, 1998. Management believes that its current financing arrangements are adequate to meet its projected operational needs.

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

     Based on the information available and the interest environment as of December 31, 1998, the Company believes that a 100 basis point change in long-term interest rates over a twelve month period, up or down and all else being constant, would increase or decrease the Company's gross income by approximately $1.5 million dollars. These estimates are limited by the fact that they are performed at a particular point in time and do not incorporate many other factors and consequently, should not be used as forecast.


YEAR 2000 ISSUES

     The Company's computing environment consists of one IBM AS/400 and other personal computers connected to a Local Area Network. The IBM AS/400 is the primary platform for the Loan Servicing Department processing. Other departments, including loan processing, loan funding and accounting, are serviced mainly by personal computers. Software for loan funding, loan administration and accounting are maintained by outside service bureaus. These service bureaus have been contacted by the Company and the Company has received system upgrades and assurances from a majority of the software vendors that year 2000 compliance can be achieved by June 30, 1999.

     Additionally, the Company has enrolled in the Mortgage Bankers Association Year 2000 Readiness Test, and many of the Company's software providers are also participating. Other institutions involved in the project include GNMA, FNMA and FHLMC. Through this extensive inter-industry testing beginning in February 1999, the Company will try to ensure all the various communication hardware and interface pieces will work together smoothly.

     A majority of the software and applications currently used by the Company are not in-house developed programs. The Company believes that it will receive year 2000 upgrades from the software vendors, from whom the programs were purchased, in a timely manner. The Company, however, cannot be assured that these third party service providers will not have business interruptions or other problems which could have an adverse impact on the Company. Presently, the Company has a contractual agreement with IBM to provide `hot site' backup for the loan servicing system, however, it does not have a comprehensive contingency plan to handle the worst case scenarios. The Company is in the process of developing such a plan that will include identifying alternative processing platforms and systems for all year 2000 compliant related problems.

     The Company has made and will continue to make investments to identify and modify any programs and systems that are not yet year 2000 compliant.
     These costs are being expensed by the Company during the period in which they are incurred. Based on preliminary information, the Company does not anticipate that the expenses related to achieving year 2000 compliance will have a material impact on the Company's results of operations.

PROSPECTIVE TRENDS

     During the first nine months of fiscal 1999 long-term mortgage interest rates fell to the lowest levels in the last 25 years, contributing to a 120.7% increase in new loan originations over the year earlier period ended December 31, 1997. Unless long-term interest rates unexpectedly increase, the surge in activity should continue to help produce positive results for the Company going forward.

     Pricing of many traditional mortgage products, however, remains uneconomical and the Company still faces intense competition from many directions, particularly for the standard conforming conventional mortgage loans so coveted by many of the major commercial banks. Our strategy is to instead emphasize the origination of FHA and VA loans and other mortgage products with greater profit potential for the Company.

     As a continuing part of the Company's long-term plan, we are opening additional retail offices wherever such opportunity presents itself. During this fiscal year we have already opened new offices in West Los Angeles, California and Las Vegas, Nevada.

     We believe we are appropriately positioned to take advantage of the market niches within which we can competitively operate, but we still face formidable competition and, as always, our business is greatly influenced by the level of interest rates. Refinance loans are now the biggest part of our new loan originations, and should interest rates unexpectedly increase, our results would be negatively impacted.

PART II.  OTHER INFORMATION.


Item 6. Exhibits and Reports of Form 8-K.

        (a)  No exhibits are filed with this report.

        (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FIRST MORTGAGE CORPORATION




Date:  February 10, 1999                  By  S/Clement Ziroli
                                              Clement Ziroli
                                              Chairman of the
                                              Board of Directors,
                                              Chief Executive Officer



Date:  February 10, 1999

                                          By  S/Pac W. Dong
                                              Pac W. Dong
                                              Executive Vice President,
                                              Chief Financial Officer