Form 10-K
period 1999-03-31
FIRST MORTGAGE CORP /CA/
filed 1999-06-28
CIK 883369

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended March 31, 1999, or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant on June 15, 1999, based on the average bid and asked prices on that date reported by the OTC Bulletin Board, was $2,081,000. Solely for purposes of this calculation, all executive officers and directors of the registrant were considered affiliates as were all beneficial owners of more than 10% of the registrant's Common Stock. As of June 15, 1999, 5,315,697 shares of the registrant's Common Stock were issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the annual meeting of shareholders of the registrant to be held on September 22, 1999 are incorporated by reference into Part III hereof. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after March 31, 1999.

FIRST MORTGAGE CORPORATION
A California Corporation

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 1999


TABLE OF CONTENTS


Item No.                 Description                                     Page
PART I
   1. Business                                                             1
   2. Properties                                                           14
   3. Legal Proceedings                                                    14
   4. Submission of Matters to a Vote of Security Holders                  15

PART II

   5. Market for the Registrant's Common Equity and Related
         Stockholder Matters                                               15
   6. Selected Financial Data                                              16
   7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               17
   7A.Quantitative and Qualitative Disclosures About Market Risk           25
   8. Financial Statements and Supplementary Data                          25
   9. Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                              25

PART III

   10.Directors and Executive Officers of the Registrant                   25
   11.Executive Compensation                                               25
   12.Security Ownership of Certain Beneficial Owners and Management       25
   13.Certain Relationships and Related Transactions                       25

PART IV

   14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K     25

      Signatures                                                           29

PART I

ITEM 1.  BUSINESS

General

   First Mortgage Corporation ("First Mortgage" or the "Company") is a mortgage banking firm engaged in the mortgage banking business since its incorporation in California in 1975. The Company originates, purchases, warehouses, sells and services primarily first mortgage loans for the purchase or refinance of owner-occupied one-to-four family residences located principally in California. The Company originates mortgage loans in geographic areas with moderately priced housing through a network of offices located in California, Arizona and Nevada. Mortgage loans are originated by the Company through the following channels:
Retail production loans are generated by referrals from real estate agents, builders and other sources. Refinance loans are originated by the Direct Marketing division through targeted mail solicitations and direct telemarketing, and wholesale production generally represents loans originated through approved mortgage loan brokers. The Company's long-term production objective is to increase loan origination through strategically located new offices and to promote new products that can be marketed at an acceptable rate of return to the Company.

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

   First Mortgage's loan servicing activities include the collection, remittance and general administration of mortgage loans. Over the years, the company has been successful in retaining servicing rights on a substantial portion of loan originations. The current interest environment, however, has induced much more refinance activities, which has accelerated the prepayment rate of the servicing portfolio. The Company has managed to negate much of the impact of this runoff by retaining most of the loans eligible for refinance through its own in-house refinance programs. The Company's mortgage servicing portfolio decreased by 1% from $1.684 billion at March 31, 1997 to $1.667 billion at March 31, 1998, and dropped by 3.5% to $1.608 billion at March 31, 1999 compared to the previous fiscal year.

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

   The following table sets forth for the periods indicated, the number, dollar volume, percentage of total volume and average loan balance of the FHA/VA loans, conventional conforming loans and conventional nonconforming loans originated and purchased by the Company:

                                   Year Ended March 31,
                                   1999           1998              1997
                                   (Dollars in thousands, except average loan balance data)
FHA/VA Loans:
 Number of loans                      3,728             2,115             1,575
 Volume of loans                   $336,647        $  208,927       $   158,502
 Percent of total volume              38.8%             43.8%             44.9%
 Average loan balance              $ 90,302        $   98,783       $   100,636

Conventional Conforming
Loans (1):
 Number of loans                      1,153               587               607
 Volume of loans                   $153,971          $ 71,708       $    77,097
 Percent of total volume              17.8%             15.0%             21.8%
 Average loan balance              $133,539          $122,160       $   127,013

Conventional Nonconforming
Loans:
 Number of loans                      1,087               577               379
 Volume of loans                   $376,023          $196,351       $   117,812
 Percent of total volume              43.4%             41.2%             33.3%
 Average loan balance              $345,927          $340,296       $   310,850

Total Loans (1):
 Number of loans                      5,968             3,279             2,561
 Volume of loans                   $866,641          $476,986       $   353,411
 Average loan balance              $145,215          $145,467       $   137,997

<F1>
(1)Includes sub-prime and second priority conventional conforming loans which aggregate less than 1% of the total dollar volume of loans originated and purchased in each of fiscal 1999, 1998, and 1997.

   Mortgage loans originated by the Company are loans which primarily fund the purchase of owner-occupied residential real property, or refinance loans which repay and replace existing mortgage loans on owner-occupied residential real property. The volume of refinance loans as a percentage of the Company's total mortgage loan origination volume for fiscal years 1999, 1998 and 1997 was approximately 81%, 50% and 38%, respectively. For fiscal years 1999, 1998 and 1997, approximately 44%, 33% and 16%, respectively, of the Company's refinance loans were originated under the FHA's "streamline" refinance program. Pursuant to this program, the FHA insures refinance loans intended solely to reduce the payments on existing FHA-insured mortgage loans. The Company believes that in some form, refinance loans will continue to represent a portion of its total mortgage loan origination volume, the amount dependent upon the level of interest rates at any given time.

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

   While the operation of a productive network of retail branch offices is essential to mortgage loan originations, the Company believes that it is equally important to maintain the flexibility to open or close branch offices in a timely, cost-efficient manner as local market conditions dictate. Accordingly, the Company typically enters into month-to-month or one to two year short-term leases for 1,000 to 2,000 square foot offices, and does not enter into long-term employment agreements with branch office employees. Over the last five fiscal years, the Company has operated between 7 and 18 branch offices in varying locations in California, Nevada, Oregon and Washington. The Company currently operates a retail network of seven offices located in Covina, Pasadena, Bakersfield, Fairfield and Modesto, California, as well as Tempe, Arizona and Las Vegas, Nevada. Management plans to add additional branch offices in order to increase new loan production, some of which may be located outside existing service areas. Given the Company's present high concentration of loan originations in California, there can be no assurance that its results of operations will not be adversely affected to the extent California experiences decreased residential real estate lending activity.

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

   The Company's wholesale loan origination business utilizes independent loan brokers to originate mortgage loan applications. The Company's wholesale operations sales staff solicits loans meeting the Company's underwriting criteria from loan brokers who have been approved by the Company. These broker-referred loan applications are subject to the same underwriting, verification and approval process applied to loan applications obtained through its retail branch offices. Upon approval, these loans are funded and closed by the Company. The Company currently operates its wholesale regional office in San Jose, California. Mortgage loan production through wholesale originations as a percentage of total loan origination volume for fiscal 1999, 1998 and 1997 was 41%, 55% and 57%, respectively.

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

   Once an application has been verified and reviewed at the branch office level, a formal loan application is assembled and submitted to the Company's underwriting department. The underwriting department scrutinizes all loan applications, other than loans purchased on a wholesale basis, in accordance with the specific agency or investors' underwriting guidelines, including loan-to-value ratios, borrower income qualifications, investor requirements, necessary insurance and property appraisal requirements. The Company's underwriting guidelines comply with the underwriting criteria of FHA, VA, FNMA and FHLMC as applicable, and in some cases are more comprehensive. The Company's underwriting guidelines for conventional nonconforming loans are based on the underwriting standards required by the institutional investors to whom such loans will be sold. The Company's underwriting personnel function independently of the Company's mortgage loan origination personnel. The Company believes that the implementation and enforcement of comprehensive underwriting guidelines has mitigated the foreclosure loss expense which, as a percentage of the Company's mortgage servicing portfolio, was 0.061% in fiscal 1999, 0.074% in fiscal 1998 and 0.091% in fiscal 1997.

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

   Loan Funding. At closing, First Mortgage funds mortgage loans first with available working capital, which represents the Company's lowest cost of funds, and second with short-term borrowings under warehousing lines of credit which currently aggregate $105 million. The Company's current warehousing lines of credit include a $70 million secured line of credit for 90-day notes with Bank of America National Trust and Savings Association ("Bank of America") that is subject to renewal on September 1, 1999; and a $35 million secured line of credit for 90-day notes from Sanwa Bank of California ("Sanwa Bank"), subject to renewal on August 31, 2000. Advances under the Company's secured lines of credit are collateralized with the mortgage loans which they fund. The Company repays outstanding balances under warehousing lines of credit and replenishes its working capital with the proceeds from the sale of mortgage loans. Accordingly, the Company depends on mortgage loan sales to originate new mortgage loans without exceeding the limits of its warehousing lines of credit and available working capital.

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

Loan Warehousing

   First Mortgage normally warehouses funded mortgage loans for a short period of time (on average 25 days), depending upon the delivery dates negotiated with institutional investors, the volume of loan originations, the availability of working capital and the amount available under warehousing lines of credit prior to purchase of the loans by institutional investors. The Company receives, as net interest income, the difference between the interest received on mortgage loans held prior to sale which may be financed under warehousing lines of credit, and the interest paid by the Company under such lines of credit. The Company also receives interest income from mortgage loans funded with working capital. The Company attempts to mitigate interest rate risk by warehousing mortgage loans for relatively short time periods. Although this

strategy may limit the amount of net interest income realized, management believes that this strategy is prudent and protects the Company from unexpected interest rate fluctuations.

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

   The majority of the Company's FHA/VA loans are pooled to form GNMA securities and are sold to investment banking firms, substantially all of which are primary dealers in government securities. Conventional conforming loans are sold for cash as individual whole loans to FNMA, FHLMC or other institutional investors. The Company sells its conventional nonconforming loans to institutional investors in privately negotiated transactions. In fiscal 1999, approximately 36% of the principal amount of the Company's mortgage loans were converted into GNMA securities, 14% were sold directly to FNMA or FHLMC for cash and the remaining 50% of the Company's mortgage loans were sold to other institutional investors. The Company expects to continue to use these methods of selling mortgage loans, but in varying degrees in accordance with prevailing market conditions and may also employ other sales methods if management determines that it is prudent to do so.

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

   The sale of mortgage loans generates a gain or loss to the Company primarily as a result of the following factors. First, the Company may fund a loan at a price (i.e., interest rate and discount) that is higher or lower than the price the Company would receive if it immediately sold the loan in the secondary mortgage market. These pricing differences occur principally as a result of competitive pricing conditions in the primary loan origination market. In calendar year 1998 and 1997, price competition was intensive primarily due to aggressive marketing actions taken by major banks seeking to increase their market share. If the pricing pressure continues, future marketing results will be negatively impacted. Second, gains or losses may result from changes in the market value of the loans, or in the value of the commitments to purchase loans as a result of interest rate fluctuations, from the time the Company commits to a stated interest rate charged to a borrower (i.e., an interest rate lock-in) until the time the loan is sold or a fixed-price purchase commitment is obtained in the secondary mortgage market. Consequently, if the Company anticipates that interest rates will increase, it seeks to purchase commitments from institutional investors to buy mortgage loans in amounts in excess of the Company's current fundings. If the Company does not deliver loans to fulfill these commitments, the commitment fees are expensed.
If interest rates subsequently increase, and if the Company has obtained such commitments at fixed interest rates and subsequently funds loans at higher interest rates, it will benefit from the increased interest rate spread. However, if the Company anticipates that interest rates will decrease, commitments are obtained from institutional investors only for those loans which the Company expects to fund immediately. This practice minimizes the potential commitment fee expense relating to unused commitments.

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

Loan Servicing

   Loan servicing is performed at the Company's corporate headquarters, and includes (i) collecting and remitting loan payments, (ii) accounting for principal and interest, (iii) holding and disbursing escrow or impound funds for real estate taxes and insurance premiums, (iv) contacting delinquent borrowers,
(v) supervising foreclosures, and (vi) otherwise administering mortgage loans for institutional investors. At March 31, 1999, approximately 62% of the aggregate principal amount of the Company's mortgage servicing portfolio consisted of FHA/VA loans. The Company believes that such loans are desirable to service because they typically command higher servicing fees (currently weighted average servicing fee is 0.47%) and generally have longer average loan lives. Overall, the Company receives annual loan servicing fees that presently average 0.40% (net of amortization of capitalized servicing rights and agency guarantee fees), and range from 0.25% to 1.50% per annum of the declining principal amount of serviced loans. The Company also retains late charges paid by borrowers and other customary fees associated with loan servicing. While the Company periodically has sold a portion of newly funded mortgage loans on a servicing-released basis, it has never sold any servicing rights from its mortgage servicing portfolio;

however, the sale of such rights represents an available source of funds. The Company may also acquire servicing rights for loans originated by other lenders whenever attractive opportunities are encountered.

   The following table sets forth certain information regarding the Company's mortgage servicing portfolio for the periods indicated:

                                        Year Ended March 31,
                                        1999          1998          1997
                                       (Dollars in thousands,
                                        except for number of loans
                                        serviced and average loan balance)
Beginning loan servicing portfolio       $1,570,143    $1,583,837    $1,477,161
Add:  Loans originated and purchased        866,641       476,986       353,411
      Purchase of servicing                   3,046         6,652        14,960
Less: Prepayment of loans                  (487,256)     (239,992)     (149,953)
      Amortization                          (24,261)      (24,979)      (23,779)
      Loans sold servicing released        (401,162)     (232,361)      (87,963)
Ending loan servicing portfolio           1,527,151     1,570,143     1,583,837
Sub-servicing                                80,581        96,708        99,815
Total servicing portfolio                $1,607,732    $1,666,851    $1,683,652

Number of loans serviced (end of year)       17,676        17,542        17,466
Average loan balance (end of year)         $ 90,956      $ 95,021    $   96,396


   The interest rate stratification of the servicing portfolio at March 31, 1999 is as follows:

Interest Rate                     Principal Balance   Percent
                                  (Dollars in         of Total
                                  thousands)
7.00% and Under                   $145,184              9.0%
7.01% to 8.00%                     939,774             58.5
8.01% to 9.00%                     423,243             26.3
9.01% to 10.00%                     74,804              4.7
Over 10.00%                         24,727              1.5
Total Servicing Portfolio       $1,607,732            100.0%

   The weighted average interest rate of the Company's servicing portfolio was 7.70% at March 31, 1999 as compared with 7.93% at March 31, 1998.

   At March 31, 1999, approximately 54% of the Company's mortgage servicing portfolio was covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA. Under these agreements, the Company may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Company cannot charge any interest on such advanced funds, the Company typically recovers the advances within five to ten days upon receipt of the borrower's payment, or in the absence of such payment, most of the advances can be recovered through FHA insurance, VA guarantee, FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. In fiscal year 1999, all advances were covered by working capital and the monthly average amount of funds advanced by the Company for mortgage payments, taxes, insurance, VA buydown, foreclosure expenses and non-mandatory early removal of foreclosed loans (being processed by the Company) from

GNMA pools amounted to $8,299,000. The total advance and foreclosure losses for fiscal 1999 were $974,000. The balance of the Company's mortgage servicing portfolio is covered by servicing agreements that require the Company to make required loan payments only out of funds actually received from borrowers.

   The following table sets forth the geographic distribution of the Company's loan servicing portfolio at March 31, 1999.

                                                  Principal
                                   Percentage     Balance Serviced      Percentage
                  Number of        of No. of      (Dollars in           of Principal
State             Loans Serviced   Loans Serviced thousands)            Balance Serviced
California        15,649            88.5%         $1,454,466             90.5%
Nevada               751             4.2              56,600              3.5
Washington           570             3.2              59,716              3.7
Texas                192             1.1               9,384              0.6
Oregon               124             0.7              12,005              0.7
Colorado             110             0.6               3,403              0.2
Other States         280             1.7              12,158              0.8
Total             17,676           100.0%         $1,607,732            100.0%


   The Company believes that its mortgage servicing portfolio (net of capitalized mortgage servicing assets) has significant market value, although approximately fifty percent of the mortgage servicing portfolio has not been treated as an asset for financial statement reporting purposes. The two primary risks to mortgage servicing portfolio revenue (and therefore mortgage servicing portfolio market value) are loan prepayments and loan foreclosures which prematurely eliminate or reduce future loan servicing fees. The prepayment risk to the mortgage servicing portfolio increases as (i) mortgage interest rates decline, and (ii) the percentage of adjustable rate mortgages ("ARM's") in a servicing portfolio increases because ARM's historically are prepaid more frequently than fixed-rate loans. The Company believes that the composition of its mortgage servicing portfolio, as measured by interest rates, compares favorably to that of the mortgage banking industry as a whole. At March 31, 1999, ARM's represented approximately 12% of the aggregate dollar amount of loans in the Company's mortgage servicing portfolio. At March 31, 1999, 0.39% of the number of mortgage loans in the Company's mortgage servicing portfolio were more than 90 days past due, and 0.79% of the number of mortgage loans were in foreclosure.

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

Competition

   The mortgage banking business is highly competitive and fragmented. First Mortgage Corporation competes with other mortgage bankers, state and national banks, savings and loan associations, mortgage brokers, credit unions and others for mortgage loans. The record refinance surges of 1993 and 1998 led to a rapid expansion of mortgage providers, resulting in industry over-capacity whenever interest rates increase and the volume of new mortgage loans declines accordingly. Estimated U.S. mortgage origination volume rose to $1.5 trillion in calendar 1998 from $1.1 trillion in calendar 1997. Even so, during fiscal 1999 competition for mortgage loans remained intense due to the expanded aggressiveness of major banks. Banks have an advantage over others in that they can price their mortgages at their lower short term cost of funds. And, due to their strengthened capital position which increases their capacity to hold portfolio loans, banks have become extremely aggressive with mortgage price discounting in order to expand their mortgage base as a platform from which to cross-sell other bank products. The result is a competitive market wherein major banks, through their mortgage banking subsidiaries, are more aggressively pricing their loans than the traditional secondary market agencies such as FHLMC and FNMA. Recognizing this, the Company has correspondent relationships with several of the most aggressive major banks. The Company also competes by operating only in strategically selected geographic markets, motivating its sales force through incentive compensation based on loan origination volume, providing prompt and comprehensive service and otherwise maintaining strong professional relationships with realtors, developers and customers.

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

Employees

   As of March 31, 1999, First Mortgage employed 206 persons. None of the Company's employees is represented by a labor union, and the Company believes that it has an excellent relationship with its employees.

ITEM 2. PROPERTIES

   First Mortgage's executive and administrative headquarters are located in a 22,000 square foot office building at 3230 Fallow Field Drive, Diamond Bar, California 91765. The entire building is leased by the Company from Fin-West Group ("Fin-West"), an affiliated corporation which owns 89.8% of the Company's outstanding common stock. Before expiration of the lease on December 31, 1997, the Company negotiated an extension to the existing lease allowing the leasee to renew the lease three times, one additional year each time, starting
January 1, 1998. The monthly rental payment will be $22,000 effective April 1, 1998. The monthly rental payment for any lease extension is subject to increase (but not decrease) upon any such extension. Such payments may not exceed the fair market rent for comparable facilities at the time of the extension. The Company pays for all property taxes, repairs, insurance and utility services for the entire building. The Company believes the current facilities are adequate to meet foreseeable future needs.

   The Company's branch offices each are leased at varying rates and each office contains approximately 1,000 to 2,000 square feet. For the year ended March 31, 1999, the annual aggregate rental expense for the administrative headquarters and all branch offices was approximately $532,000. Many of the Company's branch offices are on month-to-month or one year short-term leases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 1999.

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

Fiscal 1999:              High                Low
First quarter             $  4.500            $  4.000
Second quarter               4.625               4.313
Third quarter                4.375               3.000
Fourth quarter               4.750               3.250

Fiscal 1998:              High                Low
First quarter             $  4.125            $  3.250
Second quarter               4.250               2.250
Third quarter                3.875               3.375
Fourth quarter               3.813               3.563

   As of March 31, 1999, there were 31 shareholders of record of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                                         Year Ended March 31,
                                         1999           1998           1997            1996            1995
                                         (In thousands, except per share data)
Income Statement Data:
Revenues:
 Loan origination income                   $ 3,857       $  3,303        $  3,426        $ 3,397       $   2,523
 Loan servicing income                       7,761          7,628           7,137          6,787           6,695
 Gain on sale of mortgage
  loans                                     18,191          7,611           5,374          7,116             819
 Interest income                             3,862          2,527           2,165          2,105           2,866
 Other income                                    3              5               2             29              43
  Total revenues                            33,674         21,074          18,104         19,434          12,946

Expenses:
 Compensation and benefits                  11,407          8,282           8,217          7,752           6,899
 General and administrative
  expenses                                   8,782          6,285           5,708          5,616           5,280
 Amortization of capitalized
  servicing rights                           4,061          3,174           1,563            878             314
 Interest expense                            1,275            701             690            786           1,309
  Total expenses                            25,525         18,442          16,178         15,032          13,802

Income (loss) before income taxes            8,149          2,632           1,926          4,402            (856)
Income tax expense (benefit)                 3,375          1,101             811          1,833            (308)

Net income (loss)                          $ 4,774        $ 1,531        $  1,115       $  2,569          $ (548)

Basic and diluted earnings
(loss) per share                           $  0.87        $  0.26        $   0.19        $  0.44         $ (0.09)

Weighted average shares outstanding          5,507          5,848           5,873          5,883           5,947

Operating Data:
Loans originated and purchased            $866,641       $476,986        $353,411       $330,896        $174,544
Loans serviced (end of year)             1,607,732      1,666,851       1,683,652      1,569,705       1,533,888

                                           At March 31,
                                           1999           1998            1997          1996             1995
                                           (In thousands)
Balance Sheet Data:
Mortgage loans held for sale               $45,463        $53,052         $27,286       $19,879          $25,329
Capitalized mortgage servicing rights       12,475          7,490           6,709         3,547            1,230
Total assets                                81,861         80,445          50,923        51,131           42,296
Notes and sight drafts payable              44,919         49,799          22,626        24,852           19,698
Stockholders' equity                        29,730         26,995          25,648        24,647           22,078

No cash dividends were paid on common shares for any period.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

General

   At the beginning of fiscal year 1999, First Mortgage Corporation decided to continue its growth strategy of simultaneously enhancing and expanding its loan production capacity and adding as much as was economically feasible to its loan servicing portfolio.

   The Company was largely successful in continuing the strategy. Through its production expansion plan, new branches were established and originations have grown. In fiscal year 1999, loan originations and purchases increased by 81.7% to $866.6 million from $477.0 million in the previous year, in spite of extremely aggressive competition from other originators. The loan servicing portfolio declined slightly to $1.608 billion in 1999 compared to $1.667 billion in 1998, in the face of a significant refinance wave during most of the year.

   Net income for fiscal year 1999 increased 211.8% to $4.77 million from $1.53 million a year ago. Compared to fiscal 1998, total revenues rose by 59.8% while total expenses increased by 38.4%. The earnings in fiscal 1999 were positively impacted by falling long-term interest rates which boosted both new loan production (particularly refinancings) and the gain on sale of mortgages in the secondary markets.

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

   The following table sets forth, for the periods indicated, the percentage of the Company's total revenue represented by each source of income:

                                  Year Ended March 31,
                                  1999         1998        1997
Loan origination income            11.5%        15.7%       18.9%
Loan servicing income              23.0         36.2        39.4
Gain on sale of mortgage loans     54.0         36.1        29.7
Interest income                    11.5         12.0        12.0
 Total                            100.0%       100.0%      100.0%

   Loan Origination Income. The Company defers immediate recognition of loan origination fees paid by the borrower for an originated mortgage loan. Instead, fees and direct loan origination costs are offset and the net amount deferred until the related loans are sold by the Company. Historically speaking, the amount of loan origination fee income correlated positively to the volume of loan origination. Loan origination income showed a modest increase of 16.8% to $3.86 million in fiscal 1999 from $3.30 million in fiscal 1998, even though loan production rose by 81.7% from 1998 to 1999. For fiscal year 1998, the loan origination revenue decreased by 3.6% to $3.30 million from a year ago. This is due primarily to the higher volume of wholesale and refinance loans, which carry much lower front-end origination fees.

   In recent years, loan origination income does not precisely track loan origination volume as it used to because a majority of borrowers now elect to pay slightly higher mortgage rates to reduce some or all of the amount of their loan origination fees. The Company is then able to obtain a premium upon the sale of such mortgage loans in the secondary market because of their higher interest rates, and those premiums are reflected in the gain on sale of mortgage loans.

   Loan Servicing Income. Loan servicing income represents loan servicing fees, late charges and other fees earned by the Company for administering loans on behalf of permanent investors. The Company's annual loan servicing fee for mortgage loans ranges from 0.25% to 1.5% of the principal amount of the loan serviced depending on the type of mortgage loan, and on average is approximately 0.40% net of amortization of capitalized service rights and agency guarantee fees. Loan servicing income increased by 1.7% to $7.76 million in fiscal 1999 from $7.63 million in fiscal 1998, and 6.9% to $7.63 million in fiscal 1998 from $7.14 million in 1997. Higher servicing income can generally be accounted for by one or more of the following reasons: growth in the loan servicing portfolio; higher weighted average servicing fees as the composition of the servicing portfolio has shifted to administering more FHA-insured loans, and larger miscellaneous servicing income (such as late charges).

   The Company's mortgage servicing portfolio decreased 3.6% to $1.608 billion in fiscal 1999 from $1.667 billion in 1998. It also experienced a marginal decrease of one percent to $1.667 billion in fiscal 1998 from the prior year. The accelerated run-off rate was induced by the lower long-term interest rate environment, especially during fiscal year 1999.

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

   Gain on mortgage sales increased by 139.0% to $18.19 million in fiscal 1999 from $7.61 million in fiscal 1998. This increase was attributable to the higher loan originations generated by the Company and the generally declining interest rate environment which existed during most of fiscal year 1999. Gain on sale of mortgage loans increased to $7.61 million in fiscal 1998 from $5.37 million in fiscal 1997. The increase was mostly attributable to falling interest rates and higher loan originations in the no cost refinance programs during these two years.

   Net Interest Income. Net interest income consists of the difference between the interest income received on mortgage loans held for sale and the interest paid by the Company on the short-term bank borrowings used to finance mortgage loans prior to settlement of purchase. The conditions that affect net interest income from period to period include the relationship between prevailing mortgage rates and short-term bank borrowing rates, the mix of fixed-rate and adjustable rate mortgage loans held for sale and the average holding period before the loans are sold. The Company also uses cash generated from operations in lieu of bank borrowings to fund a portion of its mortgage loans to reduce interest expense and increase net interest income. Interest income earned by the Company on mortgage loans held for sale has exceeded interest expense on the Company's short-term bank borrowings in every fiscal year.

            The following table sets forth certain data regarding net interest income:

                               Year Ended March 31,
                               1999          1998        1997
                               (Dollars in Thousands)
   Interest income             $3,862        $2,527      $2,165
   Interest expense             1,275           701         690
     Net interest income       $2,587        $1,826      $1,475

   Interest income, which consisted mostly of the interest received on mortgage loans held for sale, increased by 52.8% in fiscal 1999 from fiscal 1998 and by 16.7% in fiscal 1998 from fiscal 1997. The increase was due largely to higher average mortgage inventory portfolio carried by the Company, most notably in fiscal 1999, partially offset by lower interest rates.

   Interest expense increased by 81.9% in fiscal 1999 from fiscal 1998, due to higher utilization of warehousing lines.

   Expenses

   The major components of the Company's total expenses are (i) compensation and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and (iv) interest expense. Total expenses increased 38.4% to $25.53 million in fiscal 1999 from $18.44 million in fiscal 1998, compared to an increase of 14.0% to $18.44 million in fiscal 1998 from $16.18 million in fiscal 1997.

   As the amount of mortgage loans originated by the Company increases, an increase in total employee compensation results from additional commissions paid to loan originators, processors and underwriters and other staff necessitated to support higher loan origination volume. Compensation and benefits expenses therefore increased 37.7% to $11.41 million in fiscal 1999 from $8.28 million in fiscal 1998.

   Amortization of capitalized servicing rights in fiscal 1999 increased over prior years due mainly to the Company's larger investment in mortgage servicing rights and substantially higher volume of prepayments over the comparable prior period.

   General and administrative expenses increased 39.7% to $8.78 million in fiscal 1999 from $6.29 million in fiscal 1998, compared to an increase of 10.1% from fiscal 1997 to fiscal 1998. The increases in these expenses were a direct result of expansion in loan origination and direct marketing efforts during fiscal 1999.

   Income Taxes

   The Company's combined effective federal and state income tax rate was 41.4%, 41.8% and 42.1% for the fiscal years ended March 31, 1999, March 31, 1998 and March 31, 1997, respectively. The rates differ from the federal statutory rate of 34% due primarily to state income taxes.

Disclosure About Market Risk

   The Company manages many risks in its normal course of business, however, the management considers interest rate risk to be the most significant market risk which could materially impact its financial position and results of operations. The movements in interest rates affect the value of capitalized mortgage servicing rights, the mortgage inventory held for sale, volume of loan production and total net interest income earned.

   The Company has been managing this risk by striving to balance its loan origination and loan servicing segments, which generally are counter cyclical in nature. In an environment of raising interest rates, loan production will slow down, but the drop in origination income is mitigated by decrease in the loan prepayment rate in its servicing portfolio and hence write-offs, amortization and impairment charges against income will fall. Conversely, the opposite scenario is true during a period of declining interest rates. The overall objective is to offset changes in the values of the following items arising from fluctuations in interest rates, such as the production pipeline, mortgage loan inventory, mortgage-backed securities held for sale and capitalized mortgage servicing rights. The Company does not speculate on the direction or movement of the interest rates.

   Based on the information available and the interest environment as of March 31, 1999, the Company believes that a 50 basis point change in long-term interest rates over a twelve month period, up or down and all else being constant, would increase or decrease the Company's gross income by approximately $1.5 million dollars. These estimates are limited by the fact that they are performed at a particular point in time and do not incorporate many other factors and, consequently, should not be relied on as a forecast of actual results.

Liquidity and Capital Resources

   The Company's principal liquidity requirement is the funding of its new mortgage loans, loan origination expenses, advances of delinquent payments and escrow balances, and other operating activities. To meet these needs, the Company relies on warehouse lines of credit with banks, its own capital and cash flows from operations.

   At March 31, 1999, maximum permitted borrowings under the warehouse lines of credit with two nonaffiliated banks were increased to $105 million from $90 million a year ago, and the amount outstanding was $35.5 million. Borrowings under these facilities are secured by mortgage loans. The agreements also contain various covenants, including minimum net worth, current ratio (as defined), net income, servicing portfolio balances, debt to net worth ratio, and restrict the Company's ability to pay dividends. Management believes that the warehouse agreements will be renewed when the current terms expire on September 1, 1999 and August 31, 2000, respectively.

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

   From April 1, 1998 to March 31, 1999, the Company repurchased in open market transactions 461,500 shares of its common stock at an aggregate cost of $2,039,000.

   The Company's mortgage servicing portfolio can provide a liquidity resource since approximately fifty percent of the loan servicing rights are an unrecorded asset which may be sold. Although the Company does not intend to sell mortgage servicing rights solely to increase liquidity, the sale of such rights is a viable source of funds should the need arise.

   It is the Company's policy to remain strongly capitalized and conservatively leveraged. Management believes that its current financing arrangements are adequate to meet its present operating needs; however, increases in the existing facilities or other supplementary sources may have to be explored should the market conditions improve and loan origination volume increase.

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

Recently Issued Financial Accounting Standards

   In June 1998, the FASB issued SFAS 133, Accounting for Derivative
Instruments and Hedging Activities. This Statement provides guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements for fiscal years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is in the process of evaluating the effect of Statement 133, if any, will have on the earnings and financial position of the Company.

Prospective Trends

   Fiscal 1999 was very similar to fiscal 1998 and 1997 and saw more of the same in terms of competitive forces and industry consolidation. Overall volume of new mortgage originations, however, increased to record levels during fiscal 1999, enabling the Company to increase its new loan production.

   Although the Company does well relative to its mortgage banking peers, the industry as a whole is suffering from the confluence of two major developments: the consolidation of the industry and the growing presence of the major commercial banks in the mortgage arena. The consolidation and now dominant market share of banks has by itself led to price cutting and reduced operating margins for all mortgage originators. Furthermore, the American consumer is now well-tuned to interest rates, and even relatively small movements in rates can have fairly dramatic effects on new mortgage volume and earnings.

   In the second instance, as discussed under Competition on page 13, most of the major banks continue to be fiercely competitive in pricing mortgage products and growing their mortgage banking operations. Their present hope that holding a consumer's mortgage is the gateway to cross-selling many other bank products has engaged the banks in a virtual price war with one another for those mortgages. Their

valuation models for loan servicing rights and the resulting downstream impact on pricing at the origination level, particularly through their wholesale channel with loan brokers, is having a major impact on the mortgage banking industry and our ability to compete on the types of mortgage loans most sought-after by these commercial banks.

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

   Consistent with this, starting in fiscal 1998 the Company revised its incentive bonus plan for the majority of its non-sales personnel and management. Heretofore, the bonus incentives were based upon the volume of loans processed through the Company, predicated on the long-standing industry practice that volume equated to profit. But the new reality dictates a strategy based upon profit, and profit potential, rather than a sheer volume of loans. Volume is still important, but only if it enhances profit, and the bonus incentives are now connected directly to the Company's profits. This has been producing results, as many of our employees and managers come forth with ideas for reducing expenses and increasing revenue.

Year 2000 Issues

   Many companies will face serious information problems because their software programs written in the past may not properly recognize calendar dates beginning in the year 2000. Since the Company utilizes various vendors and interfaces with numerous financial institutions in conducting its business, the Company is exposed to the risk that its own systems and systems of vendors and institutions may not be Year 2000 compliant. Failure to adequately address these challenges could have an adverse impact on the operations of the Company.

   The Company has adopted its Year 2000 Plan to prepare its entire computer systems to properly calculate dates beyond December 31, 1999. Service bureaus responsible for maintaining the Company's Loan Administration System and Accounting System were contacted and upgrades for Year 2000 have been received and tested. The Company is also taking steps to ensure that the vendors and institutions that it utilizes are also taking necessary steps to be Year 2000 compliant. This process will be essentially completed by June 30, 1999.

   Additionally, the Company has enrolled in the Mortgage Bankers Association (`MBA') Year 2000 Readiness Test. Through this extensive inter-industry testing over a ninety-day period, the Company has gained valuable information of its systems and of the various communication hardware and interface pieces. The Company has passed the MBA Year 2000 Readiness Test.

   The estimated total pre-tax cost of the Year 2000 Plan, including new hardware and software modifications, will be approximately $150,000, of which $100,000 has been incurred through March 31, 1999.

   The Company has developed contingency plans including identifying alternative processing platforms and outsourcing certain critical functions. The Company believes that all its systems will be Year 2000 compliant prior to December 31, 1999, however there can be no assurance that its warehouse lenders, depository institutions, custodians, business partners and vendors can resolve their own Year 2000 issues in a timely manner. Neither can the Company be assured that any failure by these other parties would not have an adverse impact on the Company's operations and financial condition.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required by this Item is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure About Market Risk", incorporated herein by reference.

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

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT*

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

   * For information called for by Items 10-13, reference is made to the Company's definitive proxy statement for its annual meeting of shareholders, to be held on September 22, 1999, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1999, and which is incorporated herein by reference, except that the information included under the captions "Report of the Compensation Committee on Executive Compensation" and "Stock Performance Graph" is not incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
       FORM 8-K

   (a) Financial Statements

   The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

   (b) Reports on Form 8-K

   The Company filed no current report on Form 8-K during the quarter ended March 31, 1999.

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

10.3 Eighth Amendment dated April 30, 1998 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company.

10.4 Ninth Amendment dated August 17, 1998 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company.

10.5 Amendments dated April 22, 1998 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company.

10.6 Amendments dated August 26, 1998 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company.

10.7 Amendments dated November 5, 1998 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company.

10.8 Lease dated January 1, 1992, between the Company and Fin-West Group (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.9 Lease extension dated December 15, 1998 to Standard Office Lease-Net dated January 1, 1992 between the Company and Fin-West Group.

10.10 1992 Stock Incentive Plan (previously filed with the Securities and Exchange Commission on March 6, 1992 as Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.11 1993 Stock Option Plan for Non-Employee Directors (previously filed with the Securities and Exchange Commission on October 25, 1993 as Exhibit
       4.6 to the Company's Registration Statement on Form S-8, File No. 33-70760, and incorporated herein by reference).

10.12 Profit Sharing Plan for Employees of the Fin-West Group, dated April 5, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.13 Fin-West Group 401(k) Savings Plan, dated April 5, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as
       Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.14 Defined Contribution Plan and Trust -- Basic Plan Document No. 3 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.15 Employee Pre-Tax Premium Plan of Fin-West Group, a California corporation, dated January 1, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.16 Renewal of Employment Agreement dated April 30, 1998 between Clement Ziroli and the Company (previously filed with the Securities and Exchange Commission on June 29, 1998 as Exhibit 10.18 to the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1998 and incorporated herein by reference).

10.17 Employment Agreement dated April 30, 1998 between Bruce G. Norman and the Company (previously filed with the Securities and Exchange Commission on June 29, 1998 as Exhibit 10.19 to the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1998 and incorporated herein by reference).

10.18 Renewal of Employment Agreement dated April 30, 1998 between Pac W. Dong and the Company (previously filed with the Securities and Exchange Commission on June 29, 1998 as Exhibit 10.20 to the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1998 and incorporated herein by reference).

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

                                FIRST MORTGAGE CORPORATION


Dated June 25, 1999             By   S/Clement Ziroli
                                     Clement Ziroli, Chairman of the Board of
                                     Directors and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on June 25, 1999.


                                By   S/Clement Ziroli
                                     Clement Ziroli, Chairman of the Board of
                                     Directors and Chief Executive Officer
                                     (Principal Executive Officer)


                                By   S/Pac W. Dong
                                     Pac W. Dong, Director, Chief Financial
                                     Officer, Controller and Executive Vice
                                     President (Principal Financial and
                                     Accounting Officer)


                                By   S/Bruce G. Norman
                                     Bruce G. Norman, Director, President and
                                     Chief Operating Officer.


                                By   S/Harold Harrigian
                                     Harold Harrigian, Director


                                By   S/Robert E. Weiss
                                     Robert E. Weiss, Director

First Mortgage Corporation

Index to Financial Statements

Report of Independent Auditors                                             F-2

Financial Statements

Balance Sheet as of March 31, 1999 and 1998                                F-3
Statement of Income for the years ended March 31, 1999, 1998 and 1997 F-4 Statement of Stockholders' Equity for the years ended March 31, 1999, 1998
 and 1997                                                                  F-5
Statement of Cash Flows for the years ended March 31, 1999, 1998 and 1997  F-6
Notes to Financial Statements                                              F-7

All other schedules are omitted because they are not required, are not applicable or because the information is included in the Company's financial statements or the notes thereto.

Report of Independent Auditors

Board of Directors
First Mortgage Corporation

We have audited the accompanying balance sheet of First Mortgage Corporation as of March 31, 1999 and 1998, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Mortgage Corporation at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.






Orange County, California
June 4, 1999

First Mortgage Corporation

Balance Sheet

                                               March 31
                                               1999           1998
Assets
Cash                                           $14,839,000    $ 8,182,000
Mortgage loans held for sale                    45,463,000     53,052,000
Other receivables and servicing advances, net    7,378,000     10,566,000
Capitalized servicing rights, net               12,475,000      7,490,000
Property and equipment, net                        761,000        664,000
Prepaid expenses and other assets                  765,000        361,000
Note receivable, Fin-West                                -        130,000
Total assets                                   $81,861,000    $80,445,000

Liabilities and stockholders' equity
Liabilities:
Notes payable, banks                           $35,469,000    $40,427,000
Sight drafts payable                             9,450,000      9,372,000
Accounts payable and accrued liabilities         2,967,000      1,392,000
Deferred income taxes                            4,065,000      2,259,000
Total liabilities                               51,951,000     53,450,000

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, no par value:
Authorized shares - 1,000,000
Issued and outstanding shares - None                    -               -
Common stock, no par value:
Authorized shares - 10,000,000
Issued and outstanding shares - 5,347,197
in 1999 and 5,808,697 in 1998                   2,924,000       4,963,000
Retained earnings                              26,806,000      22,032,000
Total stockholders' equity                     29,730,000      26,995,000
Total liabilities and stockholders' equity    $81,861,000     $80,445,000

See accompanying notes.

First Mortgage Corporation

Statement of Income

                                              Year ended March 31
                                              1999        1998           1997
Revenues:
Loan origination income                       $3,857,000  $3,303,000     $3,426,000
Loan servicing income                          7,761,000    7,628,000     7,137,000
Gain on sale of mortgage loans                18,191,000    7,611,000     5,374,000
Interest income                                3,862,000    2,527,000     2,165,000
Other income                                       3,000        5,000         2,000
Total revenues                                33,674,000   21,074,000    18,104,000

Expenses:
Compensation and benefits                     11,407,000    8,282,000    8,217,000
General and administrative expenses            8,782,000    6,285,000    5,708,000
Amortization of capitalized serving rights     4,061,000    3,174,000    1,563,000
Interest expense                               1,275,000      701,000      690,000
Total expenses                                25,525,000   18,442,000   16,178,000

Income before income taxes                     8,149,000    2,632,000    1,926,000

Income tax expense                             3,375,000    1,101,000      811,000
Net income                                    $4,774,000   $1,531,000   $1,115,000

Basic and diluted earnings per share          $      .87   $      .26   $      .19

See accompanying notes.

First Mortgage Corporation

Statement of Stockholders' Equity

                               Common stock         Retained
                             Shares     Amount      earnings     Total
Balance at March 31, 1996    5,883,117  $5,261,000  $19,386,000  $24,647,000
  Net income                         -           -    1,115,000    1,115,000
  Repurchase of shares         (24,000)   (114,000)           -     (114,000)
Balance at March 31, 1997    5,859,111   5,147,000   20,501,000   25,648,000
  Net income                         -           -    1,531,000    1,531,000
  Repurchase of shares         (50,420)   (184,000)           -     (184,000)
Balance at March 31, 1998    5,808,697   4,963,000  $22,032,000  $26,995,000
  Net income                         -           -    4,774,000    4,774,000
  Repurchase of shares        (461,500) (2,039,000            -   (2,039,000
Balance at March 31, 1999    5,347,197  $2,924,000  $26,806,000  $29,730,000

See accompanying notes.

First Mortgage Corporation

Statement of Cash Flows

                                                  Year ended March 31
                                                  1999            1998              1997
Operating activities
Net income                                          $4,774,000      $1,531,000        $1,115,000
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
Provision for deferred income taxes                  1,806,000         426,000           966,000
Provision for losses on foreclosure                   (344,000)       (459,000)          153,000
Amortization of originated
 mortgage servicing rights,
 excess service fee and
 purchased servicing rights                          4,157,000       3,310,000         1,683,000
Depreciation of property and equipment                 269,000         220,000           195,000
Originations and purchases of
 mortgage loans held for sale                     (866,641,000)   (476,986,000)     (353,411,000)
Sales and principal repayments
 of mortgage loans held for sale                   874,230,000     451,220,000       346,004,000
Change in other receivables and
 servicing advances                                  3,532,000        (484,000)         (231,000)
Change in prepaid expenses and other assets           (404,000)        185,000           345,000
Change in accounts payable and accrued liabilities   1,575,000         576,000            51,000
Loss (gain) on sale of assets                           (1,000)              -             7,000
Net cash provided by (used in)
 operating activities                               22,953,000     (20,461,000)       (3,123,000)

Investing activities
Sale of commercial paper                                     -               -         9,955,000
Originated mortgage servicing rights                (9,119,000)     (3,436,000)       (3,838,000)
Purchase of mortgage servicing rights                  (23,000)       (655,000)         (577,000)
Note receivable, Fin-West                              130,000               -                 -
Purchase of property and equipment                    (369,000)       (306,000)         (212,000)
Proceeds from sale of assets                             4,000          14,000            30,000
Change in due from affiliates                                -         134,000            60,000
Net cash provided by (used in)
 investing activities                               (9,377,000)     (4,249,000)        5,418,000

Financing activities
Change in notes payable, banks                      (4,958,000)     20,255,000          (481,000)
Change in sight drafts payable                          78,000       8,418,000        (1,745,000)
Change in note payable, officer                              -      (1,500,000)                -
Repurchase of common stock                          (2,039,000)       (184,000)         (114,000)
Net cash provided by (used in)
 financing activities                               (6,919,000)     26,989,000        (2,340,000)

Increase (decrease) in cash                          6,657,000       2,279,000           (45,000)
Cash at beginning of year                            8,182,000       5,903,000         5,948,000
Cash at end of year                                $14,839,000      $8,182,000        $5,903,000

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

First Mortgage Corporation (the Company) is a mortgage banking company that originates, purchases, warehouses, sells and services primarily first deed of trust loans (mortgage loans) for the purchase or refinance of owner-occupied one -to-four family residences through a network of branch offices located in the states of California, Arizona and Nevada.

Fin-West Group (Fin-West), an affiliated company, owns 89.8% of the Company's outstanding common stock.

Mortgage Loans Held for Sale

Mortgage loans held for sale are stated at the lower of cost or aggregate market value. Market value is determined by purchase commitments from investors and prevailing market prices.

Originated Mortgage Servicing Rights and Purchased Servicing Rights

   Originated Mortgage Servicing Rights (OMSR)

   In accordance with Accounting for Transfers and Servicing of Financial Assets and Estinguishments of Liabilities (FAS 125), the Company recognizes OMSRs as an asset separate from the underlying originated mortgage loan by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their respective fair values. Mortgage servicing rights are carried at the lower of cost, less accumulated amortization, or fair value.

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

Amortization of originated mortgage servicing rights and purchased servicing rights is based upon estimates of future prepayment rates for the underlying mortgage loans which, in turn, are affected by changes in general economic conditions and prevailing interest rates for home mortgages. Prepayment rates tend to increase (causing faster amortization) as mortgage interest rates decline, and are inversely affected as mortgage interest rates increase. The Company adjusts its amortization rates (which consider differences in mortgage loans including interest rate, loan type and the loan's age or seasoning) as estimated prepayment rates vary from those originally anticipated.

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

Gain on Sale of Mortgage Loans Held for Sale

Gains or losses on the sale of mortgage loans held for sale are recognized at the date of sale. Included in gain on sale is the estimated present value of any servicing fees to be received by the Company and included in capitalized servicing rights.

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

Income Taxes

The Company files a separate federal income tax return and is included in the State of California combined return of Fin-West.

Statement of Cash Flows

The Company paid interest in 1999, 1998 and 1997 of $1,282,000, $540,000 and $641,000, respectively.

The Company paid income taxes in 1999, 1998 and 1997 of $1,855,000, $615,000 and $30,000, respectively.

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

Current Accounting Pronouncements

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This statement provides guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements for fiscal years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is in the process of evaluating the effect of Statement 133, if any, on the earnings and financial position of the Company.

2. Mortgage Loans Held for Sale

Mortgage loans held for sale consist of the following at March 31, 1999 and 1998:

                                    1999         1998
Principal balance outstanding       $46,575,000  $54,381,000
Loan origination discounts           (1,072,000)  (1,238,000)
Deferred loan fees                      (40,000)     (91,000)
                                    $45,463,000  $53,052,000

All mortgage loans held for sale are collateralized by first trust deeds on underlying real properties located primarily in California and may be used as collateral for the Company's borrowings.

At March 31, 1999, the Company had short-term commitments amounting to approximately $9,945,000 to fund mortgage loans subject to credit approval. The Company generally does not engage in forward delivery contracts to hedge its portfolio.

3. Mortgage Servicing Assets

Capitalized mortgage servicing assets consist of originated mortgage servicing rights and purchased servicing rights. Activities are summarized as follows:

                                     1999               1998
Beginning balance                     $7,490,000        $6,709,000
 Additions                             9,142,000         4,091,000
 Amortization and write-offs          (4,071,000)       (3,247,000)
 Impairment                              (86,000)          (63,000)
Ending balance                       $12,475,000        $7,490,000

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

4. Other Receivables and Servicing Advances

Other receivables and servicing advances consists of the following at March 31, 1999 and 1998:

                                                            1999          1998
Foreclosures and advances on real estate owned              $ 5,283,000   $ 8,798,000
Servicing advances                                            2,485,000     2,518,000
Other                                                           280,000       264,000
Allowance for possible losses                                  (670,000)   (1,014,000)
                                                            $ 7,378,000   $10,566,000

5. Property and Equipment

Property and equipment consists of the following at March 31, 1999 and 1998:

                                                  1999         1998
Furniture and equipment                           $2,511,000   $2,190,000
Automobiles                                          137,000      131,000
Leasehold improvements                               403,000      395,000
                                                   3,051,000    2,716,000
Less accumulated depreciation and amortization    (2,290,000)  (2,052,000)
                                                   $ 761,000    $ 664,000

6. Income Taxes

Income tax expense for the years ended March 31, 1999, 1998 and 1997 consists of the following:

                                1999          1998            1997
Current:
 Federal                        $1,270,000    $  583,000      $(112,000)
 State                             299,000        92,000        (43,000)
                                 1,569,000       675,000       (155,000)
Deferred:
Federal                          1,206,000       224,000        701,000
State                              600,000       202,000        265,000
                                 1,806,000       426,000        966,000
                                $3,375,000    $1,101,000      $ 811,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31, 1999 and 1998 are as follows:

                                         1999      1998
Deferred tax assets:
 State income taxes                      $   547,000  $   190,000
 Accrued liabilities                         216,000       65,000
 Deferred loan fees                           18,000       41,000
 Provision for foreclosure                   168,000      253,000
 Purchased servicing rights                  379,000      313,000
 Mark-to-market adjustments                  356,000      128,000
Total deferred tax assets                  1,684,000      990,000

Deferred tax liabilities:
 Originated mortgage servicing rights     (5,517,000)  (3,030,000)
 Capitalized servicing fees                   (4,000)      (7,000)
 Accelerated depreciation                    (98,000)     (88,000)
 Other                                      (130,000)    (124,000)
Total deferred tax liabilities            (5,749,000)  (3,249,000)
Net deferred tax liabilities             $(4,065,000) $(2,259,000)

Income tax expense computed at the statutory federal income tax rate (34%) and income tax expense provided in the financial statements differ as follows for the years ended March 31, 1999, 1998 and 1997:

                                     1999        1998          1997
Tax computed at the statutory rate   $2,771,000  $  899,000    $655,000
State income tax, net of
 federal income tax benefit             594,000     194,000     146,000
Other                                    10,000       8,000      10,000
Income tax expense                   $3,375,000  $1,101,000    $811,000

7. Notes Payable, Banks

At March 31, 1999, the Company had two line of credit agreements with banks which provide for borrowings up to $70,000,000 and $35,000,000 with interest payable monthly at 1.25% per annum or the prime rate of 7.75% at March 31, 1999, depending on the level of borrowings and the compensating balances maintained. Fiduciary funds are used by the Company to satisfy compensating balance requirements. At March 31, 1999, borrowings under these lines of $35,469,000 are collateralized by mortgage loans held for sale. The weighted average interest rate for the fiscal year ended March 31, 1999 was 2.02%.

The lines of credit are subject to renewal on September 1, 1999 and August 31, 2000, respectively. Management believes the line of credit agreements will be renewed prior to their expiration. Under the credit agreements, the Company must comply with certain financial and other covenants, including the maintenance of a minimum net worth, other financial ratios, and a minimum servicing portfolio size. Further, absent the consent of the lenders, such covenants prohibit the Company from declaring or paying any dividends on any shares of the Company's common stock. At March 31, 1999, the Company was in compliance with the aforementioned loan covenants.

One of the warehousing lines of credit allows the bank to act as an agent on behalf of the Company and invest in short term, highly liquid investment grade securities to the extent that the warehouse line is not utilized to fund mortgage loans. All investment securities are considered to be available for sale and carried at fair value. As of March 31, 1999 there were no investment securities purchased under this line.

8. Related Party Transactions

The Company leases certain premises from Fin-West, at a monthly rental of $22,000. Total rent expense for these premises amounted to $264,000 for the year ended March 31, 1999 and $240,000 for each of the years ended March 31, 1998 and 1997.

The Company paid title insurance fees to an affiliated entity of $582,000, $308,000 and $151,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

9. Loan Servicing

The Company's loan servicing portfolio at March 31, 1999 and 1998 consisted of the following:

                                          1999             1998
GNMA mortgage-backed securities           $  873,235,000   $  810,304,000
FHLMC                                        249,624,000      257,448,000
FNMA                                         165,403,000      185,459,000
Other                                        319,470,000      413,640,000
                                          $1,607,732,000   $1,666,851,000

At March 31, 1999 and 1998, the Company subserviced approximately $80,581,000 and $96,708,000, respectively, of mortgage loans for a nonaffiliated company, which is included above.

Related fiduciary funds held by the Company in noninterest-bearing accounts totaled approximately $27,467,000 and $31,474,000 at March 31, 1999 and 1998,
respectively. These funds are not included in the accompanying balance sheets. The Company is required to pay interest equal to 2% per annum of the average daily balance of certain fiduciary funds to mortgagors.

The Company had insurance coverage for errors and omissions and employee fidelity in the amount of $2,300,000 at March 31, 1999 and 1998.

10. Financial Instruments

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

Statement of Financial Accounting Standards No, 107, Disclosure About Fair Value of Financial Instruments (FAS 107), requires disclosure of fair value information about all financial instruments held or owned by a company except for certain excluded instruments and instruments for which it is not practicable to estimate fair value. At March 31, 1999, the estimated fair value of mortgage loans held for sale, mortgage servicing rights and notes payable approximated the net carrying value of such accounts.

11. Profit Sharing Plan

The Company is a participant in a profit-sharing plan maintained by Fin-West, covering all full-time employees who have completed at least one year of service. Annual contributions by the Company to the plan are discretionary and were $150,000, $50,000 and $0 for the years ended March 31, 1999, 1998, and 1997, respectively.

12. Commitments and Contingencies

Leases

Minimum annual rental payments under operating leases for office space are as follows:

2000                                      $413,000
2001                                       108,000
2002                                        75,000
2003                                        43,000
2004                                        29,000
                                          $668,000

Net rental payments to nonaffiliated entities of approximately $268,000, $242,000 and $212,000 have been charged to occupancy expense in the accompanying statements of operations for the years ended March 31, 1999, 1998 and 1997, respectively.

Litigation

The Company is currently a defendant in certain litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the Company's financial position, results of operations or cash flows.

13. Stockholders' Equity

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

The Company also has a 1993 Stock Option Plan for Non-Employee Directors (the
Plan) which provides for an aggregate of 100,000 shares of the Company's common stock to be available for eligible directors. All options granted under the Plan are to be nonqualified options with an exercise price equal to 100% of fair market value of the common stock on the date the option is granted. Each option granted under the Plan may be exercised in full on the 185th day after the date of grant and terminates five years from the date of grant. Under the Plan, an option to purchase 5,750 shares of the Company's common stock has been granted to each nonemployee director in office on the last business day of each July beginning in 1993.

The following summarizes stock option activity under both of the Company's stock plans for the year ended March 31, 1999:

                                            Weighed-
                                            Average
                             Options        Exercise Price  Options
                             March 31,1999  March 31, 1999  March 31,1998
Options outstanding at
 beginning of fiscal year    436,625        $5.09           372,555
  Option granted              97,550        $4.43            94,000
  Options exercised                -                              -
  Options expired           (112,025)       $6.55           (29,930)
Options outstanding at
 end of fiscal year          422,150        $4.54           436,625

Exercise price:
 Per share for options
  exercised during the
  fiscal year                     n/a                           n/a

                                      Options           Options
                                      March 31, 1999    March 31, 1998
Per share for options outstanding
 at end of fiscal year                $3.50 - $5.00     $3.50 - $6.80

Weighted average fair value of
 options granted                              $1.51             $1.13

Weighted average contractual life
 of option outstanding (in years)               2.2               2.3

All outstanding options as of March 31, 1999 were exercisable. Options available for future grants under the plans were 302,850 and 288,375 as of March 31, 1999 and 1998, respectively.

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

                                        1999      1998
Expected life (years)                   4.50      4
Interest rate                           6.00%     5.50%
Volatility                              0.31      0.31
Dividend yield                          0.00%     0.00%

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

The estimated stock-based compensation cost calculated using the assumptions indicated totaled $83,000 and $59,000 in 1999 and 1998, respectively. The pro forma net income resulting from the increased compensation cost was $4,691,000 ($0.85 per share) and $1,472,000 ($0.25 per share) in 1999 and 1998, respectively. The effect of stock-based compensation on net income for 1999 and 1998 may not be representative of the effect on pro forma net income in future years because compensation expense related to grants made prior to 1998 is not considered.

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                            Year ended March 31
                                            1999        1998        1997
Numerator:
 Net income                                 $4,774,000  $1,531,000  $1,115,000

Denominator:
 Shares used in computing basic
  earnings per share                         5,506,690   5,847,906   5,872,596
 Effect of stock options treated as
  equivalents under the treasury stock
  method                                        11,498       1,683       2,065
Denominator for diluted earnings per share   5,518,188   5,849,589   5,874,661
Basic and diluted earnings per share              $.87        $.26        $.19

Exhibit 23.1



Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-70760) pertaining to the First Mortgage Corporation 1992 Stock Incentive Plan and 1993 Stock Option Plan for Non-Employee Directors and in the related Prospectus of our report dated June 4, 1999, with respect to the financial statements of First Mortgage Corporation included in its Annual Report (Form 10-K) for the year ended March 31, 1999.





Orange County, California
June 25, 1999

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

10.3 Eighth Amendment dated April 30, 1998 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company.

10.4 Ninth Amendment dated August 17, 1998 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company.

10.5 Amendments dated April 22, 1998 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company.

10.6 Amendments dated August 26, 1998 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company.

10.7 Amendments dated November 5, 1998 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company.

10.8 Lease dated January 1, 1992, between the Company and Fin-West Group (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.9 Lease extension dated December 15, 1998 to Standard Office Lease-Net dated January 1, 1992 between the Company and Fin-West Group.

10.10 1992 Stock Incentive Plan (previously filed with the Securities and Exchange Commission on March 6, 1992 as Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.11 1993 Stock Option Plan for Non-Employee Directors (previously filed with the Securities and Exchange Commission on October 25, 1993 as Exhibit
       4.6 to the Company's Registration Statement on Form S-8, File No. 33-70760, and incorporated herein by reference).

10.12 Profit Sharing Plan for Employees of the Fin-West Group, dated April 5, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.13 Fin-West Group 401(k) Savings Plan, dated April 5, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as
       Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.14 Defined Contribution Plan and Trust -- Basic Plan Document No. 3 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.15 Employee Pre-Tax Premium Plan of Fin-West Group, a California corporation, dated January 1, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.16 Renewal of Employment Agreement dated April 30, 1998 between Clement Ziroli and the Company (previously filed with the Securities and Exchange Commission on June 29, 1998 as Exhibit 10.18 to the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1998 and incorporated herein by reference).

10.17 Employment Agreement dated April 30, 1998 between Bruce G. Norman and the Company (previously filed with the Securities and Exchange Commission on June 29, 1998 as Exhibit 10.19 to the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1998 and incorporated herein by reference).

10.18 Renewal of Employment Agreement dated April 30, 1998 between Pac W. Dong and the Company (previously filed with the Securities and Exchange Commission on June 29, 1998 as Exhibit 10.20 to the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1998 and incorporated herein by reference).

23.1   Consent of Independent Auditors.

27.1   Financial Data Schedule (included only in the electronic filing).