Form 10-K/A
period 1999-03-31
FIRST MORTGAGE CORP /CA/
filed 1999-06-29
CIK 883369

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






Orange County, California
June 4, 1999


First Mortgage Corporation

Balance Sheet

                                                 March 31
                                                 1999          1998
Assets
Cash                                             $14,839,000   $ 8,182,000
Mortgage loans held for sale                      45,463,000    53,052,000
Other receivables and servicing advances, net      7,378,000    10,566,000
Capitalized servicing rights, net                 12,475,000     7,490,000
Property and equipment, net                          761,000       664,000
Prepaid expenses and other assets                    765,000       361,000
Note receivable, Fin-West                                  -       130,000

Total assets                                     $81,681,000   $80,445,000

Liabilities and stockholders' equity
Liabilities:
 Notes payable, banks                             $35,469,000  $40,427,000
 Sight drafts payable                               9,450,000    9,372,000
 Accounts payable and accrued liabilities           2,967,000    1,392,000
 Deferred income taxes                              4,065,000    2,259,000
Total liabilities                                  51,951,000   53,450,000

Commitments and contingencies (Note 12)

Stockholders' equity:
 Preferred stock, no par value:
  Authorized shares - 1,000,000
  Issued and outstanding shares - None                      -            -
 Common stock, no par value:
  Authorized shares - 10,000,000
  Issued and outstanding shares - 5,347,197 in
   1999 and 5,808,697 in 1998                       2,924,000    4,963,000
 Retained earnings                                 26,806,000   22,032,000
Total stockholders' equity                         29,730,000   26,995,000

Total liabilities and stockholders' equity        $81,681,000  $80,445,000

See accompanying notes.

First Mortgage Corporation

Statement of Income
                                                Year ended March 31
                                                1999        1998        1997
Revenues:
 Loan origination income                        $ 3,857,000 $ 3.303,000 $ 3,426,000
 Loan servicing income                            7,761,000   7,628,000   7,137,000
 Gain on sale of mortgage loans                  18,191,000   7,611,000   5,374,000
 Interest income                                  3,862,000   2,527,000   2,165,000
 Other income                                         3,000       5,000       2,000
Total revenues                                   33,674,000  21,074,000  18,104,000

Expenses:
 Compensation and benefits                       11,407,000   8,282,000   8,217,000
 General and administrative expenses              8,782,000   6,285,000   5,708,000

 Amortization of capitalized servicing rights     4,061,000   3,174,000   1,563,000

 Interest expense                                 1,275,000     701,000     690,000
Total expenses                                   25,525,000  18,442,000  16,178,000

Income before income taxes                        8,149,000   2,632,000   1,926,000

Income tax expense                                3,375,000   1,101,000     811,000
Net income                                      $ 4,774,000 $ 1,531,000 $ 1,115,000

Basic and diluted earnings per share            $       .87 $       .26 $       .19

See accompanying notes.

First Mortgage Corporation

Statement of Stockholders' Equity
                             Common stock           Retained
                             Shares     Amount      earnings     Total
Balance at March 31, 1996    5,883,117  $5,261,000  $19,386,000  $24,647,000
 Net income                          -           -    1,115,000    1,115,000
 Repurchase of shares          (24,000)   (114,000)           -     (114,000)
Balance at March 31, 1997    5,859,117   5,147,000   20,501,000   25,648,000
 Net income                          -          -     1,531,000    1,531,000
 Repurchase of shares          (50,420)   (184,000)           -     (184,000)
Balance at March 31, 1998    5,808,697   4,963,000   22,032,000   26,995,000
 Net income                          -           -    4,774,000    4,774,000
Repurchase of shares          (461,500) (2,039,000            -   (2,039,000)
Balance at March 31, 1999    5,347,197  $2,924,000  $26,806,000  $29,730,000

See accompanying notes.

First Mortgage Corporation

Statement of Cash Flows
                                                        Year ended March 31
                                                        1999         1998         1997
Operating activities
Net income                                              $  4,774,000 $  1,531,000 $  1,115,000
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating
 activities:
Provision for deferred income tax4s                        1,806,000      426,000      966,000
Provision for losses on foreclosoure                        (344,000)    (459,000)     153,000
Amortization of originated mortgage servicing rights
 excess service fee and purchased servicing rights         4,157,000    3,310,000    1,683,000
Depreciation of property and equipment                       269,000      220,000      195,000
Originations and purchases of
 mortgage loans held for sale                           (866,641,000)(476,986,000)(353,411,000)
Sales and principal repayments of mortgage loans held
 for sale                                                874,230,000  451,220,000  346,004,000
Change in other receivables and servicing advances         3,532,000     (484,000)    (231,000)
Change in prepaid expenses and other assets                 (404,000)     185,000      345,000
Change in accounts payable and accured liabilities         1,575,000      576,000       51,000
Loss (gain) on sale of assets                                 (1,000)           -        7,000
Net cash provided by (used in) operating activities       22,953,000  (20,461,000)  (3,123,000)

Investing activities
Sale of commercial paper                                          -             -    9,955,000
Originated mortgage servicing rights                     (9,119,000)   (3,436,000)  (3,838,000)
Purchase of mortgage servicing rights                       (23,000)     (655,000)    (577,000)
Note receivable, Fin-West                                   130,000             -            -
Purchase of property and equipment                         (369,000)     (306,000)    (212,000)
Proceeds from sale of assets                                  4,000        14,000       30,000
Change in due from affiliates                                     -       134,000       60,000
Net cash provided by (used in) investing activities      (9,377,000)   (4,249,000)   5,418,000

Financing activities
Change in notes payable, banks                            (4,958,000)  20,255,000)    (481,000)
Change in sight drafts payable                                78,000    8,418,000   (1,745,000)
Change in note payable, officer                                    -   (1,500,000)           -
Repurchase of common stock                                (2,039,000)    (184,000)    (114,000)
Net cash provided by (used in) financing activities       (6,919,000)  26,989,000   (2,340,000)

Increase (decrease) in cash                                6,657,000    2,279,000      (45,000)
Cash at beginning of year                                  8,182,000    5,903,000    5,948,000
Cash at end of year                                      $14,839,000  $ 8,182,000  $ 5,903,000

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

First Mortgage Corporation (the Company) is a mortgage banking company that originates, purchases, warehouses, sells and services primarily first deed of trust loans (mortgage loans) for the purchase or refinance of owner-occupied one-to-four family residences through a network of branch offices located in the states of California, Arizona and Nevada.

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

Originated Mortgage Servicing Rights and Purchased Servicing Rights
(continued)

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

4. Other Receivables and Servicing Advances

Other receivables and servicing advances consists of the following at March
31, 1999 and 1998:
                                                      1999          1998
Foreclosures and advances on real estate owned        $ 5,283,000   $ 8,798,000
Servicing advances                                      2,485,000     2,518,000
Other                                                     280,000       264,000
Allowance for possible losses                            (670,000)   (1,014,000)
                                                       $7,378,000   $10,566,000

5. Property and Equipment

Property and equipment consists of the following at March 31, 1999 and 1998:
                                                 1999        1998
Furniture and equipment                          $2,511,000  $2,190,000
Automobiles                                         137,000     131,000
Leasehold improvements                              403,000     395,000
                                                  3,051,000   2,716,000
Less accumulated depreciation and amortization   (2,290,000) (2,052,000)
                                                 $  761,000  $  664,000

6. Income Taxes

Income tax expense for the years ended March 31, 1999, 1998 and 1997 consists of the following:
                               1999        1998          1997
Current:
 Federal                       $1,270,000  $  583,000    $ (112,000)
 State                            299,000      92,000       (43,000)
                                1,569,000     675,000      (155,000)
Deferred:
 Federal                        1,206,000     224,000       701,000
 State                            600,000     202,000       265,000
                                1,806,000     426,000       966,000
                               $3,375,000  $1,101,000    $  811,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31, 1999 and 1998 are as follows:

                                            1999              1998
  Deferred tax assets:
   State income taxes                       $   547,000       $   190,000
   Accrued liabilities                          216,000            65,000
   Deferred loan fees                            18,000            41,000
   Provision for foreclosure                    168,000           253,000
   Purchased servicing rights                   379,000           313,000
   Mark-to-market adjustments                   356,000           128,000
Total deferred tax assets                     1,684,000           990,000

 Deferred tax liabilities:
  Originated mortgage servicing rights       (5,517,000)       (3,030,000)
  Capitalized servicing fees                     (4,000)           (7,000)
  Accelerated depreciation                      (98,000)          (88,000)
  Other                                        (130,000)         (124,000)
Total deferred tax liabilities               (5,749,000)       (3,249,000)
Net deferred tax liabilities                $(4,065,000)      $(2,259,000)

Income tax expense computed at the statutory federal income tax rate (34%) and income tax expense provided in the financial statements differ as follows for the years ended March 31, 1999, 1998 and 1997:
                                                    1999        1998      1997
Tax computed at the statutory rate                  $2,771,000  $ 899,000 $ 655,000
State income tax, net of federal income tax benefit    594,000    194,000   146,000
Other                                                   10,000      8,000    10,000
Income tax expense                                  $3,375,000 $1,101,000 $ 811,000

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

The following summarizes stock option activity under both of the Company's stock plans for the year ended March 31, 1999:
                                          Weighed-
                                          Average
                                          Exercise
                            Options       Price        Options
                            March 31,     March 31,    March 31,
                            1999          1999         1998
Options outstanding at
 beginning of fiscal year    436,625      $5.09        372,555
  Option granted              97,550      $4.43         94,000
  Options exercised                -                         -
  Options expired           (112,025)     $6.55        (29,930)
Options outstanding at
 end of fiscal year          422,150      $4.54        436,625

Exercise price:
 Per share for options
  exercised during the
  fiscal year                    n/a                       n/a

                                               Options           Options
                                               March 31,         March 31,
                                               1999              1998
Per share for options outstanding
 at end of fiscal year                         $3.50 - $5.00     $3.50 - $6.80

Weighted average fair value of options granted         $1.51             $1.13

Weighted average contractual life
 of option outstanding (in years)                        2.2               2.3

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

                                        1999      1998
Expected life (years)                   4.50      4
Interest rate                           6.00%     5.50%
Volatility                              0.31      0.31
Dividend yield                          0.00%     0.00%
</TABLE

13. Stockholders' Equity (continued)

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

14. Earnings Per Share


The following table sets forth the computation of basic and diluted earnings per share:
<CAPTION
                                                         Year ended March 31
                                                         1999        1998       1997
Numerator:
Net income                                               $4,774,000  $1,531,000 $1,115,000

Denominator:
 Shares used in computing basic earnings per share         5,506,690  5,847,906  5,872,596
 Effect of stock options treated as equivalents
  equivalents under the treasury stock method                 11,498      1,683      2,065
Denominator for diluted earnings per share                 5,518,188  5,849,589  5,874,661
Basic and diluted earnings per share                            $.87       $.26       $.19

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





Orange County, California
June 28, 1999