Form 10-Q
period 1999-06-30
FIRST MORTGAGE CORP /CA/
filed 1999-08-11
CIK 883369

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                             _____________________


                                   FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

                                      or

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

                      YES  X                       NO____

As of June 30, 1999, 5,302,697 shares of the registrant's common stock were outstanding.

                          FIRST MORTGAGE CORPORATION
                                   FORM 10-Q

                                     INDEX




Part I - Financial Information                                   Page

Item 1. Financial Statements:

        Balance Sheet
           June 30, 1999 (Unaudited) and March 31, 1999           3

        Unaudited Statement of Income
           Three Months Ended June 30, 1999 and 1998              4

        Unaudited Statement of Cash Flows
           Three Months Ended June 30, 1999 and 1998              5

        Notes to Unaudited Financial Statements                  6-7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                              8-12

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                          13

Signatures                                                        14

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                          FIRST MORTGAGE CORPORATION

                                 BALANCE SHEET
                                             June 30, 1999           March 31, 1999
                                             (Unaudited)
ASSETS
Cash                                            $10,593,000          $14,839,000
Mortgage loans held for sale                     67,985,000           45,463,000
Other receivables and servicing advances          7,221,000            7,378,000
Capitalized servicing rights, net                13,364,000           12,475,000
Property and equipment, net                         738,000              761,000
Prepaid expenses and other assets                 1,533,000              765,000

TOTAL ASSETS                                   $101,434,000          $81,681,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Notes payable, banks                         $39,322,000          $35,469,000
   Note payable, other                           25,043,000                    -
   Sight drafts payable                           1,318,000            9,450,000
   Accounts payable and accrued liabilities         884,000            2,967,000
   Deferred income taxes                          5,094,000            4,065,000

      Total Liabilities                          71,661,000           51,951,000

STOCKHOLDERS' EQUITY
   Preferred stock, no par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares-None                 -                     -
   Common stock, no par value:
      Authorized shares -  10,000,000
      Issued and outstanding shares-5,302,697
        at June 30, 1999 and 5,347,197 at
        March 31, 1999                            2,741,000            2,924,000
   Retained earnings                             27,032,000           26,806,000

         Total Stockholders' Equity              29,773,000           29,730,000

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                      $101,434,000          $81,681,000

See accompanying notes

                          FIRST MORTGAGE CORPORATION

                         UNAUDITED STATEMENT OF INCOME


                                                Three Months Ended
                                                     June 30
                                          1999              1998
REVENUES:
   Loan origination income                 $  775,000       $1,111,000
   Loan servicing income                    1,925,000        1,924,000
   Gain on sale of mortgage loans           2,464,000        3,653,000
   Interest income                            846,000        1,031,000

      Total revenues                        6,010,000        7,719,000

EXPENSES:
   Compensation and benefits                2,307,000        2,418,000
   General and administrative expenses      1,822,000        2,190,000
   Amortization of capitalized              1,157,000          871,000
servicing rights
   Interest expense                           337,000          259,000

      Total expenses                        5,623,000        5,738,000

INCOME BEFORE INCOME TAXES                    387,000        1,981,000

INCOME TAX EXPENSE                            161,000          825,000

NET INCOME                                 $  226,000       $1,156,000


BASIC AND DILUTED EARNINGS PER SHARE       $     0.04       $     0.20

See accompanying notes

                          FIRST MORTGAGE CORPORATION
                       UNAUDITED STATEMENT OF CASH FLOWS
                                                  Three Months Ended
                                                        June 30
                                             1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                      $226,000          $1,156,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for deferred income taxes             1,029,000              91,000
Provision for losses on foreclosure               (81,000)             67,000
Amortization of capitalized servicing rights    1,157,000             871,000
Depreciation and amortization of property
 and equipment                                     70,000              64,000
Change in excess service fee                        9,000               6,000
Originations and purchases of mortgage
 loans held for sale                         (116,374,000)       (223,069,000)
Sales and principal repayments of mortgage     93,852,000         206,377,000
 loans held for sale
Change in other receivables and servicing
 advances                                         238,000           (480,000)
Change in prepaid expenses and other assets      (768,000)           236,000
Change in accounts payable and accrued
 liabilities                                   (2,083,000)           350,000
Change in income taxes payable                          -            477,000

Net cash used in operating activities         (22,725,000)       (13,844,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage servicing rights             (27,000)                 -
Originated mortgage servicing rights           (2,028,000)        (1,995,000)
Purchase of furniture, equipment and
 leasehold improvements                           (47,000)           (80,000)

Net cash used in investing activities          (2,102,000)        (2,075,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in notes payable, banks                  3,853,000          5,468,000
Change in sight drafts payable                 (8,132,000)         5,496,000
Change in note payable, other                  25,043,000                  -
Repurchase of common stock                       (183,000)        (1,075,000)

Net cash provided by financing activities      20,581,000          9,889,000

DECREASE IN CASH                               (4,246,000)        (6,030,000)

CASH, BEGINNING OF PERIOD                      14,839,000          8,182,000

CASH, END OF PERIOD                           $10,593,000         $2,152,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                         $314,000           $211,000
Income taxes                                            -                  -

See accompanying notes

                          FIRST MORTGAGE CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 June 30, 1999

1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. In addition, this document should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for fiscal year ended March 31, 1999.

    The preparation of the financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.


2.  CAPITALIZED SERVICING RIGHTS

    Activities in capitalized servicing rights are summarized as follows:
                      Three Months ended June 30
                      1999        1998
Beginning balance     $12,475,000 $7,490,000
   Additions            2,055,000  1,995,000
   Amortizations and
    write offs         (1,166,000)  (887,000)

Ending Balance        $13,364,000 $8,598,000

3.  NOTES PAYABLE

    At June 30, 1999, the Company had line of credit agreements with two nonaffiliated banks, which provided for borrowings up to $70,000,000 and $35,000,000 with annual interest payable monthly at 1.25% or the bank's reference rate, depending on the level of borrowings and the compensating balances maintained. At June 30, 1999, borrowings under these lines of $39,322,000 were collateralized by mortgage loans held for sale.

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

   In addition to the warehouse lines of credit, the Company makes use of the short-term reverse repurchase agreement provided by an investment banking firm in connection with its inventory of mortgage-backed securities. This facility tends to carry lower interest rates and also allows the Company to better utilize its warehousing lines. Borrowings outstanding under this facility totaled $25.04 million at June 30, 1999.

4.  EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:
                                         Three Months ended June 30
                                            1999        1998

Numerator:
Net income                                   $226,000  $1,156,000

Denominator:
Shares used in computing basic earnings
 per share                                  5,318,757   5,747,411
Effect of stock options treated as
 equivalents under the treasury stock
 method                                         3,722         451
Denominator for diluted earnings per
 share                                       5,322,479   5,747,862
Basic earnings per share                          $.04        $.20
Diluted earnings per share                        $.04        $.20


5.  NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This Statement provides guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure is required for financial statements for fiscal years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedged must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is in the process of evaluating the effect of Statement 133, if any, will have on the earnings and financial position of the Company.

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


RESULTS OF OPERATIONS:

Three months ended June 30, 1999 compared to three months ended June 30, 1998.


GENERAL

     First Mortgage reported net income of $226,000 or $0.04 per share for the quarter ended June 30, 1999, compared to net income of $1.16 million or $0.20 per share for the comparable 1998 quarter. The decrease in net income was attributable to the increase in mortgage interest rates during the quarter, which resulted in a 47.8% reduction in new loan originations as compared to the three months ended June 30, 1998. The higher interest rates also negatively affected origination fees, gain on sale of mortgages and interest income.


REVENUES

     For the quarter ended June 30, 1999, the volume of new mortgage loans closed decreased by 47.8% to $116.4 million from $223.1 million in the prior year quarter. The decrease is a reflection of higher long-term interest rates, which significantly decreased the volume of refinancing loans in the market place.

     For the three months ended June 30, 1999, loan origination revenue decreased by 30.2% to $775,000 from the June 30, 1998 quarter, due primarily to a substantial drop in loan production.

     As of June 30, 1999, the Company serviced $1.604 billion in loans compared to $1.663 billion at June 30, 1998, a decrease of 3.6% compared to the year-ago quarter. The run-off in the servicing portfolio was due to heavy refinances induced by the low interest rate environment through most of last fiscal year. Nevertheless, the number of loans serviced increased to 17,647 from 17,450 a year ago, as the run-off of higher balance conventional loans was replaced by lower balance FHA loans. Total loan servicing income, including late charges and other miscellaneous fees, increased marginally to $1.925 million in the June 1999 quarter, from $1.924 million in the prior year quarter.


     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated.
                                         Three Months Ended June 30
                                           1999           1998
                                          (Dollars in thousands
                                           except average loan balance)
 Beginning loan service portfolio        $1,527,507     $1,570,143
   Add:Loans originated                     116,374        223,069
   Less:  Prepayment and Amortization       120,799        222,541
 Ending loan servicing portfolio          1,523,082      1,570,671
   Sub-Servicing                             80,827         92,584
 Total servicing portfolio               $1,603,909     $1,663,255
 Average loan balance (end of period)       $90,888        $95,321
 Number of loans                             17,647         17,450


     Due to lower new loan production and increases in long-term mortgage interest rates during the quarter, the gain on sale of mortgage loans was $2.46 million for the three months ended June 30, 1999, a decrease of 32.5% over the 1998 period.

     Interest income, which reflects the interest received on mortgage loans held for sale, decreased to $846,000 for the three months ended June 30, 1999 from $1.03 million for the comparable prior year quarter. This decrease was due primarily to the smaller funding volume during the June 1999 quarter as compared to prior year quarter.


EXPENSES

     The major components of the Company's total expenses are (i) compensations and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and (iv) interest expense. Total expenses for the three months ended June 30, 1999 decreased by 2.0% to $5.62 million from the three months ended June 30, 1998. Compensations and benefits were $2.31 million for the June 1999 quarter, a decrease of 4.6% over the year-ago quarter. General and administrative expense decreased by $368,000, or 16.8% over prior year. These lower expenses were a result of shrinking production in the quarter.

     Amortization of capitalized servicing rights increased by 32.8% over prior year quarter due mainly to the larger investment in mortgage servicing rights and higher volume of prepayments from refinances over the comparable prior period.

     Interest expense increased 30.1% to $337,000 for quarter ended June 30, 1999 from $259,000 for the same period in 1998. The increase was due to the utilization of reverse repo line to finance mortgage-backed securities in the Company's inventory.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirement is the funding of its new mortgage loans and loan origination expenses. To meet these funding needs, the Company relies on warehouse lines of credit with banks, short-term reverse repurchase agreement with an investment banking firm, its own capital, and also cash flows from operations.

     At June 30, 1999, maximum permitted borrowings under the warehouse line of credit agreements with two nonaffiliated banks totaled $105 million and the amount outstanding was $39.3 million. Borrowings under these facilities are secured by mortgage loans and GNMA securities. The agreements contain various covenants, including minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio, and restrict the Company's ability to pay dividends. The Company was in compliance with all debt covenants at June 30, 1999. The Company believes that the warehouse agreements will be renewed when the current terms expire.

     In addition to the warehouse lines of credit, the Company makes use of the short-term reverse repurchase agreement provided by an investment banking firm in connection with its inventory of mortgage-backed securities. This facility tends to carry lower interest rates and also allows the Company to better utilize its warehousing lines. Borrowings outstanding under this facility totaled $25.04 million at June 30, 1999.

     In the first three months in fiscal year 2000, the Company repurchased in open market transactions 44,500 shares of its common stock at an aggregate cost of $183,000.

     The Company had stockholders' equity of $29.77 million at June 30, 1999. Management believes that its current financing arrangements are adequate to meet its projected operational needs.


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

     Based on the information available and the interest environment as of June 30, 1999, the Company believes that a 50 basis point change in long-term interest rates over a twelve month period, up or down and all else being constant, would increase or decrease the Company's gross income by approximately $2 million dollars. These estimates are limited by the fact that they are performed at a particular point in time and do not incorporate many other factors and, consequently, should not be relied on as a forecast of actual results.


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

     The Company has adopted its Year 2000 Plan to prepare its entire computer systems to properly calculate dates beyond December 31, 1999. Service bureaus responsible for maintaining the Company's Loan Administration System and Accounting System were contacted and upgrades for Year 2000 have been received and installed. The Company is also taking steps to ensure that the vendors and institutions that it utilizes are also taking necessary steps to be Year 2000 compliant.

     Additionally, the Company decided to enroll in the Mortgage Bankers Association (`MBA') Year 2000 Readiness Test. Through this extensive inter-industry testing over a ninety-day period, the Company has gained valuable information of its systems and of the various communication hardware and interface pieces. The Company has passed the MBA Year 2000 Readiness Test.

     The estimated total pre-tax cost of the Year 2000 Plan, including new hardware and software modifications, will be approximately $150,000, of which $130,000 has been incurred through June 30, 1999.

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


PROSPECTIVE TRENDS

     Early in the fiscal quarter ended June 30, 1999, long term interest rates began to move steadily upwards from the new levels which prevailed during most of last fiscal year. Each move up eliminated more loans eligible for refinancing and since the majority of our production was in refinance loans, our new loan production began to fall accordingly. Compared to last year, in April 1999 our originations fell 33.5%, in May 39.9% and in June 67.4%, a cumulative total reduction of 47.8% for the entire quarter. Mortgage interest rates have continued to increase, and we therefore expect even larger reductions in new loan production compared to last year. Operating results will be adversely affected over the near future.

     Some perspective is in order though. The production numbers being reported for this fiscal year are being compared against year-earlier numbers, and those numbers were all-time records for the Company and the industry. It appears that loan production is now returning to fiscal 1997 levels, a more typical type of year for the industry.

     This can all turn around of course, should interest rates retreat from levels many observers think are unsubstainably high for this economy. Be that as it may, we have taken several steps to prepare for the higher interest rates now prevailing in the market. Our employee staff has been reduced by 25%, and our commission compensation is falling along with the reduction in production.

     We are refocusing emphasis to our retail branch production channel, which is more heavily directed towards loans for the purchase of housing rather than refinancing. We've also just opened an internet website structured towards potential borrowers for purchase financing. Our direct marketing channel has been re-tooled to home equity loans and traditional cash-out refinancing, instead of the previous concentration on interest rate reduction refinance loans.

     The Company has entered into an exclusive loan sale partnership with a west coast bank which will give us a very competitive menu of conventional loan products to $750,000. We've also entered into correspondent agreements with a thrift institution and two Real Estate Investment Trusts which specialize in adjustable rate (ARM) loans. This is important because in a higher interest rate environment ARM loans become attractive to consumers, and we are now well equipped with the ARM products and the investors to meet any such demand.

     We believe we are taking the right steps to operate effectively in the current environment, but the volume of available mortgage production is always dependent, almost exclusively, on the level of interest rates. The higher rates will definitely hurt us going forward. Pricing, as we've often reported, is also under pressure and is likely to become more intense as the pool of available mortgages shrinks with the return of higher interest rates. The combination of higher rates and pricing pressures will continue to negatively impact our revenues and profits at least through the next quarter, and perhaps longer.

                         PART II.  OTHER INFORMATION.


Item 6. Exhibits and Reports of Form 8-K.

        (a)  No exhibits are filed with this report.

        (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FIRST MORTGAGE CORPORATION




Date:  August 12, 1999                   By S/Clement Ziroli
                                            Clement Ziroli
                                            Chairman of the Board of
                                            Directors,
                                            Chief Executive Officer



Date:  August 12, 1999                   By S/Pac W. Dong
                                            Pac W. Dong
                                            Executive Vice President,
                                            Chief Financial Officer