Form 10-Q
period 1999-09-30
FIRST MORTGAGE CORP /CA/
filed 1999-11-12
CIK 883369

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                             _____________________


                                   FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

                                      or

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

                      YES  X                       NO____

As of September 30, 1999, 5,270,897 shares of the registrant's common stock were outstanding.

                          FIRST MORTGAGE CORPORATION
                                   FORM 10-Q

                                     INDEX




Part I - Financial Information                                   Page

Item 1. Financial Statements:

        Balance Sheet
           September 30, 1999 (Unaudited) and March 31, 1999       3

        Unaudited Statement of Operations
           Three Months and Six Months Ended September 30, 1999
           and 1998                                                4

        Unaudited Statement of Cash Flows
           Six Months Ended September 30, 1999 and 1998            5

        Notes to Unaudited Financial Statements                   6-7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       8-13

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                          14

Signatures                                                        15

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

FIRST MORTGAGE CORPORATION
BALANCE SHEET
                                                 September 30, 1999  March 31, 1999
                                                 (Unaudited)
ASSETS
Cash                                              $9,742,000         $14,839,000
Mortgage loans and mortgage-backed
  securities held for sale                        73,169,000          45,463,000
Other receivables and servicing advances           5,965,000           7,378,000
Capitalized servicing rights, net                 13,165,000          12,475,000
Property and equipment, net                          697,000             761,000
Prepaid expenses and other assets                  1,738,000             765,000

TOTAL ASSETS                                    $104,476,000         $81,681,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Notes payable, banks                          $43,828,000         $35,469,000
   Note payable, other                            24,886,000                   -
   Sight drafts payable                              330,000           9,450,000
   Accounts payable and accrued liabilities          795,000           2,967,000
   Deferred income taxes                           5,171,000           4,065,000

      Total Liabilities                           75,010,000          51,951,000

STOCKHOLDERS' EQUITY
   Preferred stock, no par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares - None                 -                   -
   Common stock, no par value:
      Authorized shares - 10,000,000
      Issued and outstanding shares - 5,270,897
      at September 30, 1999 and 5,347,197 at
      March 31, 1999                               2,613,000           2,924,000
   Retained earnings                              26,853,000          26,806,000

         Total Stockholders' Equity               29,466,000          29,730,000

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                       $104,476,000         $81,681,000


See accompanying notes

                          FIRST MORTGAGE CORPORATION
                       UNAUDITED STATEMENT OF OPERATIONS

                                                 Three Months Ended       Six Months Ended
                                                 September 30,            September 30,
                                                 1999       1998          1999         1998
REVENUES:
   Loan origination income                        $629,000    $989,000     $1,404,00    $2,100,000
   Loan servicing income                         1,948,000   1,957,000      3,873,000    3,881,000
   Gain on sale of mortgage loans                  187,000   4,807,000      2,651,000    8,460,000
   Interest income                               1,462,000     935,000      2,308,000    1,966,000
   Other Income                                      4,000          -           4,000            -

         Total revenues                          4,230,000   8,688,000     10,240,000   16,407,000

EXPENSES:
   Compensation and benefits                     1,666,000   2,585,000      3,973,000    5,003,000
   General and administrative expenses           1,071,000   2,444,000      2,893,000    4,634,000
   Amortization of capitalized servicing rights  1,236,000     829,000      2,393,000    1,700,000
   Interest expense                                558,000     266,000        895,000      525,000

         Total expenses                          4,531,000   6,124,000     10,154,00    11,862,000

INCOME (LOSS) BEFORE INCOME TAXES                 (301,000)  2,564,000        86,000     4,545,000

INCOME TAX (BENEFITS)                             (122,000)  1,060,000        39,000     1,885,000

NET INCOME (LOSS)                                $(179,000) $1,504,000    $   47,000   $ 2,660,000


BASIC AND DILUTED
  EARNINGS (LOSS) PER SHARE                      $   (0.03) $     0.27    $     0.01   $      0.47




See accompanying notes



                          FIRST MORTGAGE CORPORATION
                       UNAUDITED STATEMENT OF CASH FLOWS
                                                              Six Months Ended
                                                              September 30
                                                              1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                       $ 47,000         $2,660,000
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
 Provision for deferred income taxes                             1,106,000            569,000
 Provision for losses on foreclosure                              (250,000)           (54,000)
 Amortization of capitalized servicing rights                    2,393,000          1,700,000
 Depreciation and amortization of property and equipment           138,000            130,000
 Change in excess service fee                                       18,000             36,000
 Loss on sale of assets                                             (2,000)                 -
 Originations and purchases of mortgage loans
  held for sale                                               (173,658,000)      (433,509,000)
 Sales and principal repayments of mortgage
  loans held for sale                                          145,952,000        429,209,000
 Change in other receivables and servicing advances              1,663,000          1,832,000
 Change in prepaid expenses and other assets                      (973,000)           223,000
 Change in accounts payable and accrued liabilities             (2,172,000)           571,000
 Change in income taxes payable                                          -             57,000

Net cash provided by (used in) operating activities            (25,738,000)         3,424,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of mortgage servicing rights                            (518,000)           (23,000)
 Originated mortgage servicing rights                           (2,583,000)        (4,220,000)
 Purchase of furniture, equipment and leasehold improvements       (76,000)          (163,000)
 Proceeds from sale of assets                                        4,000                  -

Net cash used in investing activities                           (3,173,000)        (4,406,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in notes payable, banks                                  8,359,000         (2,573,000)
 Change in sight drafts payable                                 (9,120,000)           180,000
 Change in note payable, other                                  24,886,000                  -
 Repurchase of common stock                                       (311,000)        (1,075,000)

Net cash provided by (used in) financing activities             23,814,000         (3,468,000)

DECREASE IN CASH                                                (5,097,000)        (4,450,000)

CASH, BEGINNING OF PERIOD                                       14,839,000          8,182,000

CASH, END OF PERIOD                                             $9,742,000         $3,732,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                                         $859,000           $416,000
 Income taxes                                                            -          1,000,000

See accompanying notes

                          FIRST MORTGAGE CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              September 30, 1999

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


2.  CAPITALIZED SERVICING RIGHTS

    Activities in capitalized servicing rights are summarized as follows:
                                Six Months ended
                                September 30
                                1999       1998
Beginning balance               $12,475,000  $7,490,000
   Additions                      3,101,000   4,243,000
   Amortizations and write offs  (2,411,000) (1,736,000)

Ending balance                  $13,165,000  $9,997,000

3.  NOTES PAYABLE

    At September 30, 1999, the Company had mortgage loan warehousing agreements with two nonaffiliated banks, which provided for borrowings up to $50,000,000 and $35,000,000 with annual interest payable monthly at 1.25% or the bank's reference rate, depending on the level of borrowings and the compensating balances maintained. At September 30, 1999, borrowings under these lines of $43,828,000 were collateralized by mortgage loans and mortgage-backed securities held for sale.

    The mortgage loan warehousing agreements are subject to renewal on August 31, 2000, and both contain certain requirements, including but not limited to, the maintenance of minimum net worth, debt to net worth ratio, current ratio, net income and servicing portfolio, and restrict the Company's ability to pay dividends. The Company believes its warehousing agreements will be renewed prior to their expiration.

   In addition to the warehousing agreements, the Company makes use of the short-term reverse repurchase agreement provided by an investment banking firm in connection with its inventory of mortgage-backed securities. This facility tends to carry lower interest rates and also allows the Company to better utilize its warehousing lines. Borrowings outstanding under this facility totaled $24.89 million at September 30, 1999.

4.  EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:
                                                                Three Months Ended      Six Months Ended
                                                                September 30,           September 30,
                                                                1999       1998         1999      1998
Numerator:
Net income                                                      $(179,000) $1,504,000     $47,000 $2,660,000

Denominator:
 Shares used in computing basic earnings per share              5,298,983   5,569,697   5,308,816  5,658,069
 Effect of stock options treated as equivalents under the
  treasury stock method                                             2,636       4,768       6,358      9,494
 Denominator for diluted earnings per share                     5,301,619   5,574,465   5,315,174  5,667,563
 Basic earnings per share                                           $(.03)       $.27        $.01       $.47
 Diluted earnings per share                                         $(.03)       $.27        $.01       $.47


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


RESULTS OF OPERATIONS:

Three months ended September 30, 1999 compared to three months ended September 30, 1998.


GENERAL

     First Mortgage reported a net loss of $179,000 or $0.03 per share for the quarter ended September 30, 1999, compared to net income of $1.504 million or $0.27 per share for the comparable 1998 quarter. The decrease was primarily attributable to the increase in mortgage interest rates during the course of the period, which resulted in a sharp fall-off in new loan production. In turn, reductions in income from origination and gain on sale of mortgages outran a substantial reduction in most expense categories.


REVENUES

     For the quarter ended September 30, 1999, the volume of new mortgage loans closed decreased by 72.8% to $57.28 million from $210.44 million in the prior year quarter and loan origination revenue decreased by approximately 36.4% to $629,000 from the September 1998 quarter. The decrease is a reflection of higher long-term interest rates, which significantly impacted refinancing loans in the market place, and to a lesser degree, loans for the purchase of housing.

     As of September 30, 1999, the Company serviced $1.638 billion in loans compared to $1.662 billion at September 30, 1998, a decrease of 1.44%. Total loan servicing income, including late charges and other miscellaneous fees also fell slightly to $1.95 million in the September 1999 quarter, from $1.96 million in the prior year quarter. The small decrease was primarily due to lower loan production volume as explained in the preceding paragraphs.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated.
                                            Three Months Ended
                                            September 30,
                                            1999            1998
                                            (Dollars in thousands except average loan balance)
     Beginning loan service portfolio        $1,523,082      $1,570,671

     Add: Loans originated                       57,284         210,440
          Purchased Loans                        70,505               -

     Less: Prepayment and amortization           91,706         207,161

     Ending loan servicing portfolio          1,559,165       1,573,950
     Sub-Servicing                               78,540          88,450
     Total servicing portfolio               $1,637,705      $1,662,400
     Average loan balance (end of period)      $ 91,380       $  94,214
     Number of Loans                             17,922          17,645


     Due to an increase in long-term mortgage interest rates during the quarter, coupled with the resulting sharp reduction in new loan originations, the gain on sale of mortgage loans was $187,000 for the three months ended September 30, 1999, a decrease of 96.1% over the comparable 1998 period.

     Interest income, which reflects the interest received on mortgage loans and mortgage-backed securities held for sale, increased to $1.46 million for the three months ended September 30, 1999 from $935,000 for the comparable prior year quarter. This increase was due primarily to the larger mortgage-backed securities inventory carried in the warehouse line by the Company during the September 1999 quarter.


EXPENSES

     The major components of the Company's total expenses are (i) compensations and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and (iv) interest expense. Total expenses for the three months ended September 30, 1999 decreased by 26% to $4.53 million from the three months ended September 30, 1998. Compensations and benefits were $1.67 million for the September 1999 quarter, a decrease of 35.6% over the year-ago quarter. General and administrative expense decreased by $1.37 million, or 56.2% over the prior year. These lower expenses were a direct result of contracting production operations in the quarter, along with other cost reduction measures taken by the Company over the course of this year.

     Amortization of capitalized servicing rights in fiscal 1999 increased over prior years due mainly to the larger investment in mortgage servicing rights and higher volume of prepayments from refinances over the comparable prior period.

     Interest expense increased 109.8% to $558,000 for quarter ended September 1999 from $266,000 for the same period in 1998. The increase was due to a larger volume of loans and mortgage-backed securities carried in the warehouse line during the quarter, as compared to the same period a year ago.

RESULTS OF OPERATIONS:

Six months ended September 30, 1999 compared to six months ended September 30, 1998


GENERAL

     In the six months ended September 30, 1999, the Company reported net income of $47,000 or $0.01 per share, compared to net income of $2.66 million or $0.47 per share for the same period of 1998. Total revenue decreased by 37.6% to $10.24 million from $16.41 million in the comparable prior period. The decrease in net income was largely due to the increase in mortgage interest rates during this period, which resulted in a nearly 60% falloff in new loan production.


REVENUES

     For the six months ended September 30, 1999 the volume of new mortgage loan originations decreased 59.9% to $173.66 million from $433.51 million in the comparable period last year, and the loan origination revenue decreased 33.1% to $1.40 million from $2.10 million for the six months ended September 30, 1998. The lower loan origination revenue was largely due to the reduction of new loans originated by the Company.

     Loan servicing income, representing the loan servicing fees, late charges and other fees earned by the Company for administering the loans in its servicing portfolio, fell slightly to $3.87 million for the six months ended September 30, 1999 from $3.88 million for the same period in 1998. The decrease in servicing income is primarily due to a small drop in the Company's servicing portfolio as compared to the same period last year.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated:

                                            Six Months Ended September 30,
                                            1999           1998
                                            (Dollars in thousands except average loan balance)
       Beginning loan service portfolio     $1,527,507     $1,570,143
       Add: Loans originated                   173,514        433,509
            Purchased Loans                     70,505              -

       Less: Prepayment and amortization       212,361        429,702

       Ending loan servicing portfolio       1,559,165      1,573,950
       Sub-Servicing                            78,540         88,450
       Total servicing portfolio            $1,637,705     $1,662,400
       Average loan balance (end of period)    $91,380        $94,214
       Number of Loans                          17,922         17,645


     The sale of mortgages for the six months ended September 30, 1999 resulted in a gain of $2.65 million compared to a gain of $8.46 million for the 1998 period. The decrease is primarily attributable to the unfavorable trend in long-term interest rates in 1999, coupled with the sharp reduction in new loans originated.

     Interest income, which reflects the interest earned on mortgage loans and mortgage-backed securities held for sale, was $2.31 million for the six months ended September 30, 1999 as compared to $1.97 million over the comparable 1998 period. The increase was as a result of the higher volume of loans and mortgage-backed securities carried in the warehouse line compared to the earlier period.

EXPENSES

     The major components of the Company's total expenses are (i) compensation and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and (iv) interest expenses. Total expenses for the six months ended September 30, 1999 decreased by $1.71 million or 14.4% from the six months ended September 30, 1998. Compensation and benefits decreased 20.6% to $3.97 million compared to $5.00 million in the first six months of fiscal year 1998. General and administrative expenses decreased by 37.6% to $2.89 million from the comparable period in 1998. The decreases in these expenses were largely a result of the reduction in loan originations and associated compensation and general and administrative expenses in the first half of fiscal year 1999.

     The increase in amortization of capitalized servicing rights was mainly due to larger investment in servicing rights and higher volume of loan prepayments over the prior period.

     Interest expense increased 70.5% to $895,000 as compared to $525,000 in the year-earlier six months, due primarily to the larger volume of loans carried in the warehouse line during the period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirement is the funding of its new mortgage loans and loan origination expenses. To meet these funding needs, the Company relies on warehouse lines of credit with banks, its own capital, and also cash flows from operations.

     At September 30, 1999, maximum permitted borrowings under the mortgage loan warehousing agreements with two nonaffiliated banks totaled $85 million and the amount outstanding was $43.83 million. Borrowings under these facilities are secured by mortgage loans and mortgage-backed securities. The agreements contain various covenants, including minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio, and restrict the Company's ability to pay dividends. The Company was in compliance with all debt covenants at September 30, 1999. The Company believes that the warehouse agreements will be renewed when the current term expires.

     In addition to the warehouse lines of credit, the Company makes use of the short-term reverse repurchase agreement provided by an investment banking firm in connection with its inventory of mortgage-backed securities. This facility tends to carry lower interest rates and also allows the Company to better utilize its warehousing lines. Borrowings outstanding under this facility totaled $24.89 million at September 30, 1999.

     In the first six months in fiscal year 2000, the Company repurchased in open market transactions 76,300 shares of its common stock at an aggregate cost of $311,000.

     The Company had stockholders' equity of $29.47 million at September 30, 1999. Management believes that its current financing arrangements are adequate to meet its projected operational needs.


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

     Based on the information available and the interest environment as of September 30, 1999, the Company believes that a 50 basis point change in long-term interest rates over a twelve month period, up or down and all else being constant, would increase or decrease the Company's gross income by approximately $2.5 million dollars. These estimates are limited by the fact that they are performed at a particular point in time and do not incorporate many other factors and, consequently, should not be relied on as a forecast of actual results.


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

     The Company has adopted its Year 2000 Plan to prepare its entire computer systems to properly calculate dates beyond December 31, 1999. Service bureaus responsible for maintaining the Company's Loan Administration System and Accounting System were contacted and upgrades for converting the system to become Year 2000 compliant have been installed and implemented successfully. The Company is also taking steps to ensure that the vendors and institutions that it utilizes are also taking necessary steps to be Year 2000 compliant.

     Additionally, the Company decided to enroll in the Mortgage Bankers Association (`MBA') Year 2000 Readiness Test. Through this extensive inter-industry testing over a ninety-day period, the Company has gained valuable information of its systems and of the various communication hardware and interface pieces. The Company has passed the MBA Year 2000 Readiness Test.

     The estimated total pre-tax cost of the Year 2000 Plan, including new hardware and software modifications, will be approximately $150,000 to $200,000, of which $150,000 has been incurred through September 30, 1999.

     The Company has developed contingency plans including identifying alternative processing platforms, outsourcing certain critical functions and the ability to process monthly government reportings manually. The Company believes that all its systems will be Year 2000 compliant prior to December 31, 1999, however there can be no assurance that its warehouse lenders, depository institutions, custodians, business partners and vendors can resolve their own Year 2000 issues in a timely manner. Neither can the Company be assured that any failure by these other parties would not have an adverse impact on the Company's operations and financial condition.


PROSPECTIVE TRENDS

     Late in the last fiscal year ended March 31, 1999, long term interest rates began to move steadily upwards from the levels which prevailed during most of that fiscal year. For example, the prevailing interest rate for our standard 30 year fixed-rate loan progressed from 6.75% on September 30, 1998, to 7.25% on March 31, 1999, to 7.75% on June 30, 1999,
     and 8.125% as of October 25, 1999. Each move up eliminated more loans eligible for refinancing and, since the majority of our production was in refinance loans, our new loan production began to fall accordingly. Compared to last year, in the first quarter our originations fell 47.8%, and in the second quarter 72.8%, a cumulative total reduction of 59.9% for the entire period. Should mortgage interest rates remain at, or increase from, today's level, we expect similar reductions in new loan production to continue, as compared to last year. Operating results would therefore continue to be adversely affected over the near future.

     Although the production numbers being reported for this fiscal year are being compared against year-earlier numbers, and those numbers were all-time records for the Company and the industry, the loan production refinance wave is over for this cycle, and loans for the purchase of new housing are also being negatively impacted. We are also entering the traditional seasonal slowdown in housing sales, so the outlook for the rest of the fiscal year is poor.

     This can all turn around of course, should interest rates return to the lower levels of last year. Be that as it may, we have taken several steps to adjust our operations for the higher interest rates now prevailing in the market. The entire management staff have taken salary cuts; our employee staffing has been reduced by 42%, with many of the remaining employees on reduced workweeks; and our commission compensation expense is falling along with the reduction in production.

     We are refocusing emphasis to our retail branch production channel, which traditionally is more heavily directed towards loans for the purchase of housing rather than refinancing. This channel has withered over the past year, with several branches closing, and a new retail production manager has been brought into the Company to turn this channel around and re-build the retail branch system. He has extensive experience and an excellent track record in similar past endeavors, and we believe he will be successful in the retail re-building process. We've also opened an Internet website structured towards potential borrowers for purchase financing. Our direct marketing channel has been re-tooled to home equity loans and traditional cash-out refinancing, instead of the previous concentration on interest rate-reduction refinance loans.

     The Company has entered into an exclusive loan sale partnership with a west coast bank which gives us a very competitive menu of conventional loan products to $750,000. We've also entered into correspondent agreements with a thrift institution and two Real Estate Investment Trusts which specialize in adjustable rate (ARM) loans. This is important because in a higher interest rate environment ARM loans become more attractive to consumers, and we are now well equipped with the ARM products and the investors to compete for any such demand.

     We believe we are taking the right steps to operate effectively in the current environment, but the volume of available mortgage production is always dependent, almost exclusively, on the level of interest rates. The higher rates will definitely hurt us going forward. Pricing, as we've often reported, is also under pressure and is likely to become more intense as the pool of available mortgages shrinks with the return of higher interest rates. The combination of higher rates, low new loan production, and pricing pressures will continue to negatively impact our revenues and profits at least through the next quarter, and perhaps longer.

                         PART II.  OTHER INFORMATION.


Item 6. Exhibits and Reports of Form 8-K.

        (a)  No exhibits are filed with this report.

        (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 10, 1999                FIRST MORTGAGE CORPORATION



                                        BY S/Clement Ziroli
                                          Clement Ziroli
                                          Chairman of the Board of Directors
                                          Chief Executive Officer




Date:  November 10, 1999                FIRST MORTGAGE CORPORATION



                                        BY S/Pac W. Dong
                                          Pac W. Dong
                                          Executive Vice President,
                                          Chief Financial Officer