Form 10-Q
period 1999-12-31
FIRST MORTGAGE CORP /CA/
filed 2000-02-11
CIK 883369

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                         _____________________


                               FORM 10-Q



[  X  ]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended December 31, 1999

                                  or

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

                  YES  X                       NO____

As of December 31, 1999, 5,270,897 shares of the registrant's common stock were outstanding.

                      FIRST MORTGAGE CORPORATION
                               FORM 10-Q

                                 INDEX




Part I - Financial Information                                   Page

Item 1. Financial Statements:

        Balance Sheet
           December 31, 1999 (Unaudited) and March 31, 1999       3

        Unaudited Statement of Operations
           Three Months and Nine Months Ended December 31,
           1999 and 1998                                          4

        Unaudited Statement of Cash Flows
           Nine Months Ended December 31, 1999 and 1998           5

        Notes to Unaudited Financial Statements                  6-7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                             8-13

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                          14

Signatures                                                        15

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

FIRST MORTGAGE CORPORATION

BALANCE SHEET

                                          December 31,       March 31,
                                          1999               1999
                                         (Unaudited)
ASSETS
Cash                                     $12,217,000         $14,839,000
Mortgage loans and mortgage-backed
securities held for sale                  65,061,000          45,463,000
Other receivables and servicing
advances                                   4,935,000           7,378,000
Capitalized servicing rights, net         12,619,000          12,475,000
Property and equipment, net                  611,000             761,000
Prepaid expenses and other assets          2,226,000             765,000

TOTAL ASSETS                             $97,669,000         $81,681,000

LIABILITIES AND STOCKHOLDERS'
EQUITY

LIABILITIES:
   Notes payable, banks                  $17,592,000         $35,469,000
   Note payable, other                    44,368,000                   -
   Sight drafts payable                       58,000           9,450,000
   Accounts payable and accrued
   liabilities                               943,000           2,967,000
   Deferred income taxes                   5,476,000           4,065,000

      Total Liabilities                   68,437,000          51,951,000

STOCKHOLDERS' EQUITY
   Preferred stock, no par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares
      - None                                       -                   -
   Common stock, no par value:
      Authorized shares - 10,000
      Issued and outstanding shares
      - 5,270,897 at December 31, 1999
      and 5,347,197  at March 31, 1999    2,613,000            2,924,000
   Retained earnings                     26,619,000           26,806,000

         Total Stockholders' Equity      29,232,000           29,730,000

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                               $97,669,000          $81,681,000

See accompanying notes

FIRST MORTGAGE CORPORATION

UNAUDITED STATEMENT OF OPERATIONS

                                                           Three Months Ended        Nine Months Ended
                                                           December 31,              December 31,
                                                           1999         1998         1999         1998
REVENUES:
   Loan origination income                                  $395,000     $958,000   $1,799,000   $3,058,000
   Loan servicing income                                   1,950,000    1,954,000    5,823,000    5,835,000
   Gain on sale of mortgage loans                             13,000    5,455,000    2,664,000   13,915,000
   Interest income                                         1,305,000    1,072,000    3,613,000    3,038,000
   Other Income                                                7,000            -       11,000            -

         Total revenues                                     3,670,000   9,439,000   13,910,000   25,846,000

EXPENSES:
   Compensation and benefits                                1,392,000   3,072,000    5,365,000    8,075,000
   General and Administrative expenses                        937,000   2,144,000    3,830,000    6,778,000
   Amortization of capitalized servicing rights             1,041,000   1,118,000    3,434,000    2,818,000
   Interest expense                                           697,000     468,000    1,592,000      993,000

         Total expenses                                     4,067,000   6,802,000   14,221,000   18,664,000

INCOME (LOSS) BEFORE INCOME TAXES                            (397,000)  2,637,000     (311,000)   7,182,000

INCOME TAX (BENEFITS)                                        (163,000)  1,092,000     (124,000)   2,977,000

NET INCOME (LOSS)                                           $(234,000)  1,545,000     (187,000)   4,205,000


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                   $ (0.04)     $ 0.29      $ (0.04)     $  0.76



See accompanying notes

FIRST MORTGAGE CORPORATION

UNAUDITED STATEMENT OF CASH FLOWS
                                                               Nine Months Ended
                                                               December 31,
                                                               1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $(187,000)      $4,205,000
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Provision for deferred income taxes                                1,411,000       1,278,000
Provision for losses on foreclosure                                 (325,000)       (217,000)
Amortization of capitalized servicing rights                       3,434,000       2,818,000
Depreciation and amortization of property and equipment              196,000         197,000
Change in excess service fee                                          27,000          58,000
Loss on sale of assets                                                19,000               -
Originations and purchases of mortgage loans held for sale      (216,824,000)   (696,031,000)
Sales and principal repayments of mortgage loans held for sale   197,226,000     688,881,000
Change in other receivables and servicing advances                 2,768,000       3,037,000
Change in prepaid expenses and other assets                       (1,461,000)        245,000
Change in accounts payable and accrued liabilities                (2,024,000)      1,420,000
Change in income taxes payable                                             -        (413,000)

Net cash provided by (used in) operating activities              (15,740,000)      5,478,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage servicing rights                               (518,000)        (23,000)
Originated mortgage servicing rights                              (3,087,000)     (6,731,000)
Purchase of furniture, equipment and leasehold improvements          (79,000)       (205,000)
Proceeds from sale of assets                                          14,000               -

Net cash used in investing activities                             (3,670,000)     (6,959,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in notes payable, banks                                   (17,877,000)      1,374,000)
Change in sight drafts payable                                    (9,392,000)      2,805,000
Change in note payable, other                                     44,368,000               -
Repurchase of common stock                                          (311,000)     (2,007,000)

Net cash provided by financing activities                         16,788,000       2,172,000

INCREASE (DECREASE) IN CASH                                       (2,622,000)        691,000

CASH, BEGINNING OF PERIOD                                         14,839,000       8,182,000

CASH, END OF PERIOD                                              $12,217,000      $8,873,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                                         $1,274,000        $714,000
 Income taxes                                                              -       1,850,000

See accompanying notes

FIRST MORTGAGE CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 1999

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


2.  CAPITALIZED SERVICING RIGHTS

    Activities in capitalized servicing rights are summarized as follows:

                                Nine Months ended
                                December 31
                                1999             1998
Beginning balance               $12,475,000      $ 7,490,000
   Additions                      3,605,000        6,754,000
   Amortizations and write offs  (3,461,000)      (2,876,000)

Ending balance                  $12,619,000      $11,368,000




3.  NOTES PAYABLE

    At December 31, 1999, the Company had mortgage loan warehousing agreements with two nonaffiliated banks, which provided for borrowings up to $50,000,000 and $35,000,000 with annual interest payable monthly at 1.25% or the bank's reference rate, depending on the level of borrowings and the compensating balances maintained. At December 31, 1999, borrowings under these lines of $17.59 million were collateralized by mortgage loans and mortgage-backed securities held for sale.

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

   In addition to the warehousing agreements, the Company makes use of the short-term reverse repurchase agreements provided by two investment banking firms in connection with its inventory of mortgage-backed securities. These facilities tend to carry lower interest rates and also allow the Company to better utilize its warehousing lines when mortgage production increases. Borrowings outstanding under these facilities totaled $44.37 million at December 31, 1999 and were collateralized by GNMA mortgage-backed securities.

4.  EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:
                                                      Three Months Ended Nine Months
                                                      December 31,              Ended December 31,
                                                       1999       1998          1999       1998
Numerator:
 Net income                                            $(234,000) $1,545,000    $(187,000) $4,205,000

Denominator:
 Shares used in computing basic earnings per share     5,270,897   5,357,529    5,296,130   5,557,524
 Effect of stock options treated as
  equivalents under the treasury stock method                  -         729        6,358       9,378
Denominator for diluted earnings per share             5,270,897   5,358,258    5,302,488   5,566,902
Basic earnings per share                                   $(.04)       $.29        $(.04)       $.76
Diluted earnings per share                                 $(.04)       $.29        $(.04)       $.76

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


RESULTS OF OPERATIONS:

Three months ended December 31, 1999 compared to three months ended December 31, 1998.


GENERAL

     First Mortgage reported a net loss of $234,000 or ($0.04) per share for the quarter ended December 31, 1999, compared to net income of $1.545 million or $0.29 per share for the comparable 1998 quarter. The loss was attributable to substantial increases in interest rates which dramatically reduced new loan originations for us and throughout the industry. In turn, this led to steep reductions in loan origination and gain on sale of mortgage revenues, two of the primary sources of revenue for the Company. The reduction in earnings was, however, offset partially by lower compensation; general and administrative expenses and amortization of capitalized servicing rights.


REVENUES

     For the quarter ended December 31, 1999, the volume of new mortgage loans closed decreased by 83.5% to $43.33 million from $262.52 million in the prior year quarter. The decrease is a direct reflection of higher long-term interest rates, which significantly reduced the volume of loans in the market place, particularly refinance loans, upon which much of last year's business was based.

     For the three months ended December 31, 1999, loan origination revenue decreased by approximately 58.8% to $395,000 from the December 1998 quarter, due primarily to the decline in mortgage production.

     As of December 31, 1999, the Company serviced $1.543 billion in loans compared to $1.643 billion at December 31, 1998, a decrease of 6.1% compared to the year-ago quarter. The run-off in the Company's own servicing portfolio was due to heavy refinances during the first half of calendar 1999, prior to the increase in interest rates. Total loan servicing income, including late charges and other miscellaneous fees, declined marginally to $1.950 million in the December 1999 quarter, from $1.954 million in the prior year quarter.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated.

                                       Three Months Ended December 31
                                       1999           1998
                                       (Dollars in thousands except average loan balance)
Beginning loan service portfolio       $1,559,165     $1,573,950

Add: Loans originated                      43,331        262,522

Less: Prepayment and amortization          67,492        278,259

Ending loan servicing portfolio         1,535,004      1,558,213
Sub-Servicing                               7,657         84,836
Total servicing portfolio              $1,542,661     $1,643,049
Average loan balance (end of period)     $ 91,045      $  92,954


     The Company's sub-servicing portfolio experienced a drop of about $69 million in the December 1999 quarter due to one of the Company's sub-servicing clients sold its entire servicing portfolio, and the new purchaser did not require any sub-servicing. The net revenue impact on the Company, however, is quite insignificant.

     Due to the higher long-term mortgage interest rates during the quarter and the reduction in new loan production, the gain on sale of mortgage loans was virtually eliminated for the three months ended December 31, 1999, as compared to $5.44 million over the 1998 period.

     Interest income increased to $1.31 million for the three months ended December 31, 1999 from $1.07 million for the comparable prior year quarter. This increase was due primarily to the larger mortgage inventory and mortgage-backed securities carried by the Company during the December 1999 quarter.


EXPENSES

     The major components of the Company's total expenses are (i) compensations and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and
     (iv) interest expense. Total expenses for the three months ended December 31, 1999 decreased by 40.2% to $4.07 million from the $6.80 million for the three months ended December 31, 1998. Compensations and benefits were $1.39 million for the December 1999 quarter, a decrease of 54.7% over the year-ago quarter. General and administrative expense decreased by $1.21 million, or 56.3% over prior year. These lower expenses were a direct result of reduced production operations in the quarter, along with cost reduction measures taken by the Company during the quarter.

     Amortization of capitalized servicing rights decreased by 6.9% over prior year quarter due mainly to the reduction of prepayments from refinances over the comparable prior period.

     Interest expense increased 48.9% to $697,000 for quarter ended December 31, 1999 from $468,000 for the same period in 1998. The increase was due to the larger mortgage inventory and mortgage-backed securities carried during the quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

Nine months ended December 31, 1999 compared to nine months ended
December 31, 1998.


GENERAL

     In the nine months ended December 31, 1999, the Company reported a net loss of $187,000 or ($0.04) per share, compared to net income of $4.21 million or $0.76 per share for the same period of 1998. Total revenue decreased by 46.2% to $13.91 million from $25.85 million in the comparable prior period. The decrease in net income was due to substantial increases in interest rates over the course of the year, which dramatically reduced new loan originations for us and throughout the industry. In turn, this led to steep reductions in loan origination and gain on sale of mortgage revenues, two of the primary sources of revenue for the Company. The reduction in earnings was, however, offset partially by lower compensation; general and administrative expenses and amortization of capitalized servicing rights.


REVENUES

     For the nine months ended December 31, 1999, loan origination revenue decreased 41.2% to $1.80 million from $3.06 million for the nine months ended December 31, 1998. The lower loan origination revenue was primarily due to the lower volume of new loans originated by the Company.

     The volume of new mortgage loan originations decreased 68.8% to $216.82 million from $696.03 million in the comparable period last year.

     Loan servicing income, representing the loan servicing fees, late charges and other fees earned by the Company for administering the loans in its servicing portfolio, fell 0.2% to $5.82 million for the nine months ended December 31, 1999 from $5.84 million for the same period in 1998. The slight decrease in servicing income is primarily due to the lower volume of loans currently serviced by the Company.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated:

                                       Nine Months Ended December 31,
                                       1999           1998
                                       (Dollars in thousands except average loan balance)
Beginning loan service portfolio      $1,527,507     $1,570,143
Add: Loans originated                    216,824        696,031

Less: Prepayment and amortization        209,327        707,961

Ending loan servicing portfolio        1,535,004      1,558,213
Sub-Servicing                              7,657         84,836
Total servicing portfolio             $1,542,661     $1,643,049
Average loan balance (end of period)     $91,045        $92,954


     The Company's sub-servicing portfolio experienced a drop of about $69 million in the December 1999 quarter due to one of the Company's sub-servicing clients sold its entire servicing portfolio, and the new purchaser did not require any sub-servicing.

     The sale of mortgages for the nine months ended December 31, 1999 resulted in a gain of $2.66 million compared to a gain of $13.92 million for the 1998 period. The decrease is primarily attributable to the lower volume of loan originations coupled with the unfavorable trend in long-term interest rates in 1999.

     Interest income increased to $3.61 million, an increase of 18.9% over the comparable 1998 period. The increase was as a result of the larger mortgage inventory and mortgage-backed securities carried by the Company in the 1999 period.


EXPENSES

     The major components of the Company's total expenses are (i) compensation and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and
     (iv) interest expenses. Total expenses for the nine months ended December 31, 1999 decreased by $4.44 million or 23.8% from the nine months ended December 31, 1998. Compensation and benefits decreased 33.6% to $5.37 million compared to $8.08 million in the first nine months of fiscal year 1998. General and administrative expenses decreased by 43.5% to $3.83 million from $6.78 million in the comparable period in 1998. The decreases in these expenses were a direct result of reduction in loan originations and cost cutting measures taken by the Company during the year.

     The increase in amortization of capitalized servicing rights was mainly due to larger investment in servicing rights and higher volume of loan prepayments over last fiscal year.

     Interest expense increased 60.3% to $1.59 million as compared to $993,000 in the year earlier nine months, due primarily to higher interest rates and the larger mortgage inventory and mortgage-backed securities carried by the Company during the period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirement is the funding of its new mortgage loans and loan origination expenses. To meet these funding needs, the Company relies on warehouse lines of credit, reverse repurchase agreements, its own capital and also cash flows from operations.

     At December 31, 1999, maximum permitted borrowings under the warehouse line of credit agreements with two nonaffiliated banks totaled $85 million and the amount outstanding was $17.59 million. Borrowings under these facilities are secured by mortgage loans. The agreements contain various covenants, including minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio, and restrict the Company's ability to pay dividends. The Company was in compliance with all debt covenants at December 31, 1999. The Company believes that the warehouse agreements will be renewed when the current terms expire.

     In addition to warehousing agreements, the Company makes use of the reverse repurchase agreements offered by two investment firms in connection with its mortgage-backed securities. Borrowings under these facilities totaled $44.37 million at December 31, 1999.

     In the first nine months in fiscal year 2000, the Company repurchased in open market transactions 76,300 shares of its common stock at an aggregate cost of $311,000.

     The Company had stockholders' equity of $29.23 million at December 31, 1999. Management believes that its current financing arrangements are adequate to meet its projected operational needs.


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

     Based on the information available and the interest environment as of December 31, 1999, the Company believes that a 100 basis point change in long-term interest rates over a twelve month period, up or down and all else being constant, would increase or decrease the Company's net income by approximately $2.0 million dollars. These estimates are limited by the fact that they are performed at a particular point in time and do not incorporate many other factors and consequently, should not be used as forecast.


YEAR 2000 ISSUES

     The Company has experienced very few problems after its systems and programs were converted into the new millennium on midnight December 31, 1999. The Company, however, will continue to invest and monitor all the hardware and software to ensure smooth uninterrupted operations.

     The estimated total pre-tax cost of the Year 2000 Plan, including upgrades for hardware and software, was approximately $200,000, of which $190,000 has been incurred through December 31, 1999.


PROSPECTIVE TRENDS

     During the second and third quarters of fiscal 2000, long-term mortgage interest rates began to rise to the highest levels of the past two years, reversing the trend which produced all time results for the Company during fiscal 1999. The increase in interest rates has practically eliminated the demand for refinance loans, particularly the popular 30 year fixed-rate loan, upon which the majority of our business is based. The industry is widely reporting new loan volume decreases of 50% or more, with ours off even more at a 70% decrease year-to-date compared to the record volume of last year. We were particularly impacted because of the larger percentage of refinance loans we were doing last year, which were very profitable for the Company.

     Now we are once again faced with too much industry capacity for the present volume, and too many lenders chasing too few loans. Pricing pressures on many traditional mortgage products is even more severe and remains uneconomical, and the Company faces intense competition from many directions, particularly for the standard conforming conventional mortgage loans so coveted by many of the major commercial banks. Our strategy is to instead emphasize the origination of FHA and VA loans and other mortgage products with better profit margin potential for the Company.

     As a continuing part of the Company's long-term plan, we are opening additional retail offices wherever such opportunity presents itself. The retail channel is focused on loan production for the purchase of housing rather than refinance loans, and thus is a viable alternative to the direct marketing channel, which is nearly all refinance driven.

     We had a serious set-back to our retail plan when four of our retail office managers left the Company to pursue greener pastures, but we are recovering with the opening of new retail production offices in Phoenix, Arizona, Sacramento and Long Beach, California. We are also in negotiations to open several others in the near future.

     We believe we are appropriately positioned to take advantage of the market niches within which we can competitively operate, but we still face formidable competition and, as always, our business is greatly influenced by the level of interest rates. Should long-term interest rates remain at these higher levels, it isn't likely that operating results will improve at any time in the near future.

PART II.  OTHER INFORMATION.


Item 6. Exhibits and Reports of Form 8-K.

        (a)  No exhibits are filed with this report.

        (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST MORTGAGE CORPORATION




Date:  February 10, 2000             By S/Clement Ziroli
                                        Clement Ziroli
                                        Chairman of the Board of Directors,
                                        Chief Executive Officer



Date:  February 10, 2000             By S/Pac W. Dong
                                        Pac W. Dong
                                        Executive Vice President,
                                        Chief Financial Officer