Form 10-K
period 2000-03-31
FIRST MORTGAGE CORP /CA/
filed 2000-06-26
CIK 883369

                            FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
(Mark One)
[ X ]   Annual Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the Fiscal Year Ended
   March 31, 2000, or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant on June 15, 2000, based on the average bid and asked prices on that date reported by the OTC Bulletin Board, was $1,182,000. Solely for purposes of this calculation, all executive officers and directors of the registrant were considered affiliates as were all beneficial owners of more than 10% of the registrant's Common Stock. As of June 15, 2000, 5,250,697 shares of the registrant's Common Stock were issued and outstanding.

               Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the annual meeting of shareholders of the registrant to be held on September 20, 2000 are incorporated by reference into Part III hereof. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after March 31, 2000.

                   FIRST MORTGAGE CORPORATION
                    A California Corporation

                   ANNUAL REPORT ON FORM 10-K
                FOR THE YEAR ENDED MARCH 31, 2000


                        TABLE OF CONTENTS


Item No.                   Description                          Page
                             PART I
1.  Business                                                     1
2.  Properties                                                   14
3.  Legal Proceedings                                            15
4.  Submission of Matters to a Vote of Security Holders          15

                             PART II

5.  Market for the Registrant's Common Equity and Related
    Stockholder Matters                                          15
6.  Selected Financial Data                                      16
7.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                    17
7A. Quantitative and Qualitative Disclosures About Market Risk   24
8.  Financial Statements and Supplementary Data                  24
9.  Changes in and Disagreements with Accountants on Accounting
    and Financial Disclosure                                     24

                            PART III

10.   Directors and Executive Officers of the Registrant         25
11.   Executive Compensation                                     25
12.   Security Ownership of Certain Beneficial Owners and
      Management                                                 25
13.   Certain Relationships and Related Transactions             25

                             PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on
      Form 8-K                                                   25

      Signatures                                                 29

                             PART I

ITEM 1.  BUSINESS

General

   First Mortgage Corporation ("First Mortgage" or the "Company") is a mortgage banking firm engaged in the mortgage banking business since its incorporation in California in 1975. The Company originates, purchases, warehouses, sells and services primarily first mortgage loans for the purchase or refinance of owner-occupied one-to-four family residences located principally in California. The Company originates mortgage loans in geographic areas with moderately priced housing through a network of offices located in California and Arizona. Mortgage loans are originated by the Company through the following channels: Retail production loans are generated by referrals from real estate agents, builders and other sources. Refinance loans are originated by the Direct Marketing division through targeted mail solicitations and direct telemarketing, and wholesale production generally represents loans originated through approved mortgage loan brokers. The Company's long-term production objective is to increase loan origination through strategically located new offices and to promote new products that can be marketed at an acceptable rate of return to the Company.

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

   First Mortgage's loan servicing activities include the collection, remittance and general administration of mortgage loans. Over the years, the company has been successful in retaining servicing rights on a substantial portion of loan originations. The current interest environment, however, has induced much more refinance activities, which has accelerated the prepayment rate of the servicing portfolio. The Company has managed to negate much of the impact of this runoff by retaining most of the loans eligible for refinance through its own in-house refinance programs. The Company's mortgage servicing portfolio decreased by 3.5% from $1.667 billion at March 31, 1998 to $1.608 billion at March 31, 1999, and it experienced a drop of 6.6% to $1.502 billion at March 31, 2000 compared to the previous fiscal year due to one of the Company's sub-servicing clients selling its entire portfolio, and the new purchaser did not require any sub-servicing by the Company.

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

   The following table sets forth for the periods indicated, the number, dollar volume, percentage of total volume and average loan balance of the FHA/VA loans, conventional conforming loans and conventional nonconforming loans originated and purchased by the Company:

                                       Year Ended March 31,
                                 2000           1999           1998
                     (Dollars in thousands, except average loan balance data)
FHA/VA Loans:
 Number of loans                     1,144          3,728          2,115
 Volume of loans                  $110,875       $336,647       $208,927
 Percent of total volume             46.4%          38.8%          43.8%
 Average loan balance              $96,919        $90,302        $98,783

Conventional Conforming
Loans (1):
 Number of loans                       334          1,153            587
 Volume of loans                   $48,910       $153,971        $71,708
 Percent of total volume             20.5%          17.8%          15.0%
 Average loan balance             $146,437       $133,539       $122,160

Conventional Nonconforming
Loans:
 Number of loans                       320          1,087            577
 Volume of loans                   $78,941       $376,023       $196,351
 Percent of total volume             33.1%          43.4%          41.2%
 Average loan balance             $246,691       $345,927       $340,296

Total Loans (1):
 Number of loans                     1,798          5,968          3,279
 Volume of loans                  $238,726       $866,641       $476,986
 Average loan balance             $132,773       $145,215       $145,467

<F1>
(1)Includes sub-prime and second priority conventional conforming loans which aggregate less than 1% of the total dollar volume of loans originated and purchased in each of fiscal 2000, 1999, and 1998.

   Mortgage loans originated by the Company are loans which primarily fund the purchase of owner-occupied residential real property, or refinance loans which repay and replace existing mortgage loans on owner-occupied residential real property. The volume of refinance loans as a percentage of the Company's total mortgage loan origination volume for fiscal years 2000, 1999 and 1998 was approximately 45%, 81% and 50%, respectively. For fiscal years 2000, 1999 and 1998, approximately 52%, 44% and 33%, respectively, of the Company's refinance loans were originated under the FHA's "streamline" refinance program. Pursuant to this program, the FHA insures refinance loans intended solely to reduce the payments on existing FHA-insured mortgage loans. The Company believes that in some form, refinance loans will continue to represent a portion of its total mortgage loan origination volume, the amount dependent upon the level of interest rates at any given time.

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

   While the operation of a productive network of retail branch offices is essential to mortgage loan originations, the Company believes that it is equally important to maintain the flexibility to open or close branch offices in a timely, cost-efficient manner as local market conditions dictate. Accordingly, the Company typically enters into one to two year short-term leases for 1,000 to 2,000 square foot offices, and does not enter into long-term employment agreements with branch office employees.
The Company currently operates a retail network of nine offices located in Covina, Long Beach, Sacramento, Redding, Garden Grove and Upland, California, as well as Mesa, Phoenix and Scottsdale, Arizona. Management plans to add additional branch offices in order to increase new loan production, some of which may be located outside existing service areas. Given the Company's present high concentration of loan originations in California, there can be no assurance that its results of operations will not be adversely affected to the extent California experiences decreased residential real estate lending activity.

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

   First Mortgage's reputation for prompt and professional service is an integral component of the Company's marketing strategy. The Company believes that its ability to process retail loan applications quickly has become increasingly important in the market place. Despite the speed with which loan applications are processed, the Company does not compromise its comprehensive underwriting and quality control criteria. The utilization of new technology and computerization of all critical phases of operations have had a significant impact on the Company's cost control efforts, especially during upturns in refinance loan production such as we experienced in fiscal year 1999.

   The Company's wholesale loan origination business utilizes independent loan brokers to originate mortgage loan applications. The Company's wholesale operations sales staff solicits loans meeting the Company's underwriting criteria from loan brokers who have been approved by the Company. These broker-referred loan applications are subject to the same underwriting, verification and approval process applied to loan applications obtained through its retail branch offices. Upon approval, these loans are funded and closed by the Company. The Company currently operates its wholesale regional office in San Jose, California. Mortgage loan production through wholesale originations as a percentage of total loan origination volume for fiscal 2000, 1999 and 1998 was 34%, 41% and 55%, respectively.

   Loan Processing and Underwriting. Upon receipt of mortgage loan applications, branch office loan personnel verify the completeness and accuracy of application information. Verification procedures include, among other things, obtaining
(i) third-party written confirmations of the applicant's income and bank deposits, (ii) a formal credit report on the applicant from a credit reporting agency, and (iii) a preliminary title report and a real estate appraisal. The Company's underwriting department is responsible for the selection of the credit reporting agency, and such agency must issue reports which meet or exceed the requirements of FHA, VA, FNMA and FHLMC. The Company's in-house appraisers, or appraisers approved and chosen at random by the FHA or VA, prepare property appraisals for FHA and VA loans. Appraisals for retail conventional loans are prepared by the Company's in-house appraisers, or one of a number of pre-approved independent appraisers who have contractually agreed to comply with the Company's written appraisal specification requirements and who meet its experience, education and reputation standards. Wholesale loan appraisals are independently audited through the Company's quality assurance department.

   Once an application has been verified and reviewed at the branch office level, a formal loan application is assembled and submitted to the Company's underwriting department. Over this past year, an increasing number of loan applications have been underwritten through automated underwriting systems, primarily the Federal National Mortgage Association's (FNMA) Desktop Underwriter, or the Federal Home Loan Mortgage Corporation's (FHLMC) Loan Prospector. These systems are rapidly becoming the industry standard for conventional loan automated underwriting and have even been adopted for the underwriting of FHA and VA loans, as well as by many private institutional investors for loans which do not meet the requirements of FNMA or FHLMC. The underwriting department scrutinizes all loan applications, other than loans purchased on a wholesale basis, in accordance with the specific agency or investors' underwriting guidelines, including loan-to-value ratios, borrower income qualifications, investor requirements, necessary insurance and property appraisal requirements. The Company's underwriting guidelines comply with the underwriting criteria of FHA, VA, FNMA and FHLMC as applicable. The Company's underwriting guidelines for conventional nonconforming loans are based on the underwriting standards required by the institutional investors to whom such loans will be sold. The Company's underwriting personnel function independently of the Company's mortgage loan origination personnel. The Company believes that the implementation and enforcement of comprehensive underwriting guidelines has mitigated the foreclosure loss expense which, as a percentage of the Company's mortgage servicing portfolio, was 0.028% in fiscal 2000, 0.061% in fiscal 1999 and 0.074% in fiscal 1998.

   First Mortgage's quality assurance department audits a minimum of 10% of all formal retail loan applications submitted to the underwriting department in order to enhance the ongoing evaluation of the loan processing function, including employees, credit reporting agencies and independent appraisers. Applications from retail branch offices are chosen for audit in a manner that assures impartiality. Higher risk loans, such as those on three and four-unit properties are audited more frequently than other loans, and nearly all wholesale loans are audited. The quality assurance department re-verifies all employment and bank information, and obtains a separate credit report from a second credit reporting agency as well as a written appraisal critique from a second appraiser or audit agency familiar with the area of the mortgage property. The quality assurance department submits all audit results directly to the president of the Company. Management believes that by performing comprehensive quality assurance audits, mortgage loans of investment quality will be originated and negligent underwriting, foreclosure loss expense and overall Company risk will be minimized.

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

   Loan Funding. At closing, First Mortgage funds mortgage loans first with available working capital, which represents the Company's lowest cost of funds, and second with short-term borrowings under warehousing lines of credit which currently aggregate $85 million. The Company's current warehousing lines of credit include a $50 million secured line of credit for 90-day notes with Bank of America National Trust and Savings Association ("Bank of America") and a $35 million secured line of credit for 90-day notes from Sanwa Bank of California ("Sanwa Bank"). Both lines are subject to renewal on August 31, 2000. Advances under the Company's secured lines of credit are collateralized with the mortgage loans and/or mortgage-backed securities which they fund. The Company repays outstanding balances under warehousing lines of credit and replenishes its working capital with the proceeds from the sale of mortgage loans. Accordingly, the Company depends on mortgage loan sales to originate new mortgage loans without exceeding the limits of its warehousing lines of credit and available working capital.

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

   In addition to the warehouse lines of credit, the Company utilizes the short-term reverse repurchase agreements provided by investment banking firms in connection with its inventory of mortgage-backed securities. These facilities tend to carry lower interest rates and allow the Company to better utilize its warehouse lines by accelerating the turnover of loans in inventory.

Loan Warehousing

   First Mortgage normally warehouses funded mortgage loans for a short period of time (on average 25 days), depending upon the delivery dates negotiated with institutional investors, the volume of loan originations, the availability of working capital and the amount available under warehousing lines of credit prior to purchase of the loans by institutional investors. The Company receives, as net interest income, the difference between the interest received on mortgage loans and mortgage-backed securities held prior to sale which may be financed under warehousing lines of credit or the reverse repurchase agreements, and the interest paid by the Company under such lines of credit. The Company also receives interest income from mortgage loans funded with working capital. The Company may attempt to mitigate interest rate risk by warehousing mortgage loans for relatively short period of time.

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

   The majority of the Company's FHA/VA loans are pooled to form GNMA securities and are sold to investment banking firms, substantially all of which are primary dealers in government securities. Conventional conforming loans are sold for cash as individual whole loans to FNMA, FHLMC or other institutional investors. The Company sells its conventional nonconforming loans to institutional investors in privately negotiated transactions. In fiscal 2000, approximately 32% of the principal amount of the Company's mortgage loans were converted into GNMA and FNMA securities, 9% were sold directly to FNMA or FHLMC for cash and the remaining 59% of the Company's mortgage loans were sold to other institutional investors. The Company expects to continue to use these methods of selling mortgage loans, but in varying degrees in accordance with prevailing market conditions and may also employ other sales methods if management determines that it is prudent to do so.

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

   The sale of mortgage loans generates a gain or loss to the Company primarily as a result of the following factors. First, the Company may fund a loan at a price (i.e., interest rate and discount) that is higher or lower than the price the Company would receive if it immediately sold the loan in the secondary mortgage market. These pricing differences occur principally as a result of competitive pricing conditions in the primary loan origination market. In fiscal year 2000 and 1999, price competition was intensive primarily due to aggressive marketing actions taken by major banks seeking to increase their market share. If the pricing pressure continues, future marketing results will be negatively impacted. Second, gains or losses may result from changes in the market value of the loans, or in the value of the commitments to purchase loans as a result of interest rate fluctuations, from the time the Company commits to a stated interest rate charged to a borrower (i.e., an interest rate lock-in) until the time the loan is sold or a fixed-price purchase commitment is obtained in the secondary mortgage market. Consequently, if the Company anticipates that interest rates will increase, it seeks to purchase commitments from institutional investors to buy mortgage loans in amounts in excess of the Company's current fundings. If the Company does not deliver loans to fulfill these commitments, the commitment fees are expensed. If interest rates subsequently increase, and if the Company has obtained such commitments at fixed interest rates and subsequently funds loans at higher interest rates, it will benefit from the increased interest rate spread. However, if the Company anticipates that interest rates will decrease, commitments are obtained from institutional investors only for those loans which the Company expects to fund immediately. This practice minimizes the potential commitment fee expense relating to unused commitments.

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

Loan Servicing

   Loan servicing is performed at the Company's corporate headquarters, and includes (i) collecting and remitting loan payments, (ii) accounting for principal and interest, (iii) holding and disbursing escrow or impound funds for real estate taxes and insurance premiums, (iv) contacting delinquent borrowers, (v) supervising foreclosures, and (vi) otherwise administering mortgage loans for institutional investors. At March 31, 2000, approximately 68% of the aggregate principal amount of the Company's mortgage servicing portfolio consisted of FHA/VA loans. The Company believes that such loans are desirable to service because they typically command higher servicing fees (currently weighted average servicing fee is 0.47%) and generally have longer average loan lives. Overall, the Company receives annual loan servicing fees that presently average 0.42% (net of amortization of capitalized servicing rights and agency guarantee fees), and range from 0.25% to 1.50% per annum of the declining principal amount of serviced loans. The Company also retains late charges paid by borrowers and other customary fees associated with loan servicing. While the Company periodically has sold a portion of newly funded mortgage loans on a servicing-released basis, it has never sold any servicing rights from its mortgage servicing portfolio; however, the sale of such rights represents an available source of funds. The Company may also acquire servicing rights for loans originated by other lenders whenever attractive opportunities are encountered.

   The following table sets forth certain information regarding the Company's mortgage servicing portfolio for the periods indicated:

                                                    Year Ended March 31,
                                                 2000       1999      1998
                                                 (Dollars in thousands,
                                                 except for number of loans
                                               serviced and average loan balance)
   Beginning loan servicing portfolio     $1,527,151  $1,570,143   $1,583,837
   Add:  Loans originated and purchased      238,726     866,641      476,986
         Purchase of servicing                73,563       3,046        6,652
   Less: Prepayment of loans                (210,817)   (487,256)    (239,992)
         Amortization                        (23,959)    (24,261)     (24,979)
         Loans sold servicing released      (107,048)   (401,162)    (232,361)
   Ending loan servicing portfolio         1,497,616   1,527,151    1,570,143
   Sub-servicing                               4,476      80,581       96,708
   Total servicing portfolio              $1,502,092  $1,607,732   $1,666,851

   Number of loans serviced (end of year)     16,611      17,676       17,542
   Average loan balance (end of year)        $90,428     $90,956      $95,021


   The interest rate stratification of the servicing portfolio at March 31, 2000 is as follows:

Interest Rate                  Principal Balance           Percent of Total
                               (Dollars in thousands)
7.00% and Under                   $168,015                 11.2%
7.01% to 8.00%                     887,592                 59.1
8.01% to 9.00%                     371,751                 24.7
9.01% to 10.00%                     55,892                  3.7
Over 10.00%                         18,842                  1.3
Total Servicing Portfolio       $1,502,092                100.0%

   The weighted average interest rate of the Company's servicing portfolio was 7.63% at March 31, 2000 as compared with 7.70% at March 31, 1999.

   At March 31, 2000, approximately 56% of the Company's mortgage servicing portfolio was covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA. Under these agreements, the Company may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Company cannot charge any interest on such advanced funds, the Company typically recovers the advances within five to ten days upon receipt of the borrower's payment, or in the absence of such payment, most of the advances can be recovered through FHA insurance, VA guarantee, FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. In fiscal year 2000, all advances were covered by working capital and the monthly average amount of funds advanced by the Company for mortgage payments, taxes, insurance, VA buydown, foreclosure expenses and non-mandatory early removal of foreclosed loans (being processed by the Company) from GNMA pools amounted to $5,496,000. The total advance and foreclosure losses for fiscal 2000 were $375,000.
The balance of the Company's mortgage servicing portfolio is covered by servicing agreements that require the Company to make required loan payments only out of funds actually received from borrowers.

   The following table sets forth the geographic distribution of the Company's loan servicing portfolio at March 31, 2000.

                 Number of        Percentage     Principal              Percentage
                 Loans            of No. of      Balance                of Principal
State            Serviced         Serviced       Serviced               Balance Serviced
                                                 (Dollars in thousands)
California       14,661            88.3%          $1,347,025             89.7%
Nevada              695             4.2               52,072              3.5
Washington          483             2.9               49,103              3.3
Arizona             336             2.0               29,369              2.0
Texas               172             1.0                8,030              0.5
Oregon              105             0.6               10,192              0.7
Other States        159             1.0                6,301              0.3
Total            16,611           100.0%          $1,502,092            100.0%


   The Company believes that its mortgage servicing portfolio (net of capitalized mortgage servicing assets) has significant market value, although approximately fifty percent of the mortgage servicing portfolio has not been treated as an asset for financial statement reporting purposes. The two primary risks to mortgage servicing portfolio revenue (and therefore mortgage servicing portfolio market value) are loan prepayments and loan foreclosures which prematurely eliminate or reduce future loan servicing fees. The prepayment risk to the mortgage servicing portfolio increases as (i) mortgage interest rates decline, and
(ii) the percentage of adjustable rate mortgages ("ARM's") in a servicing portfolio increases because ARM's historically are prepaid more frequently than fixed-rate loans. The Company believes that the composition of its mortgage servicing portfolio, as measured by interest rates, compares favorably to that of the mortgage banking industry as a whole. At March 31, 2000, ARM's represented approximately 10% of the aggregate dollar amount of loans in the Company's mortgage servicing portfolio.
At March 31, 2000, 0.25% of the number of mortgage loans in the Company's mortgage servicing portfolio were more than 90 days past due, and 0.50% of the number of mortgage loans were in foreclosure.

   First Mortgage believes that its loan servicing and loan origination operations provide a macro hedge and reduce the risk of fluctuating interest rates. As interest rates increase, loan origination income may decrease; however, this decline is mitigated by the stabilization of loan administration income generated by the Company's mortgage servicing portfolio as a result of diminished loan prepayments. Conversely, as interest rates decline, increased loan prepayments may reduce loan administration income, but this reduction tends to be offset by increased loan origination fees due to increased loan production. The Company can also reduce the risk to its loan servicing and origination revenue resulting from interest rate fluctuations by selling mortgage loans for a premium on a servicing-released basis when interest rates are high, and by increasing its solicitation of refinance loans when interest rates are low.

Seasonality

   The mortgage banking industry is usually subject to seasonal trends. These trends reflect the general pattern of nationwide home sales. Such sales typically peak during the spring and summer seasons and decline to lower levels from mid-November through January.

Competition

   The mortgage banking business is highly competitive and fragmented. First Mortgage Corporation competes with other mortgage bankers, state and national banks, savings and loan associations, mortgage brokers, credit unions and others for mortgage loans. The record refinance surges of 1993 and 1998 led to a rapid expansion of mortgage providers, resulting in industry over-capacity whenever interest rates increase and the volume of new mortgage loans declines accordingly. Estimated U.S. mortgage origination volume fell 33% to approximately $1.0 trillion in calendar year 1999 from the record $1.5 trillion in calendar year 1998, and indications are that the volume for calendar year 2000 will fall to perhaps as low as $800 billion, nearly 50% less than just two years ago. During fiscal year 2000 competition for mortgage loans intensified due to the shrinking market and the expanded aggressiveness of major banks. Banks have an advantage over others in that they can price their mortgages at their lower short term cost of funds. And, due to their strengthened capital position which increases their capacity to hold portfolio loans, banks have become extremely aggressive with mortgage price discounting in order to expand their mortgage base as a platform from which to cross-sell other bank products. The result is a competitive market wherein major banks, through their mortgage banking subsidiaries, are more aggressively pricing their loans than the traditional secondary market agencies such as FHLMC and FNMA. Recognizing this, the Company has correspondent relationships with several of the most aggressive major banks. The Company also competes by operating only in strategically selected geographic markets, motivating its sales force through incentive compensation based on loan origination volume, providing prompt and comprehensive service and otherwise maintaining strong professional relationships with realtors, developers and customers.

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

   First Mortgage's loan origination activities are also subject to such federal laws as the Equal Credit Opportunity Act, the Truth-In-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. Furthermore, the Company is licensed to do business in California, Nevada, Oregon, Arizona, Washington and Texas, and its mortgage banking operations are subject to the laws of those states, including those prohibiting usury. The Company is licensed by the California Department of Corporations as a Residential Mortgage Lender.

   The Company employs a full-time compliance officer and Quality
Assurance staff to monitor and audit compliance with all regulatory requirements.

Employees

   As of March 31, 2000, First Mortgage employed 131 persons.
None of the Company's employees is represented by a labor union, and the Company believes that it has an excellent relationship with its employees.

ITEM 2. PROPERTIES

   First Mortgage's executive and administrative headquarters are located in a 22,000 square foot office building at 3230 Fallow Field Drive, Diamond Bar, California 91765. The entire building is leased by the Company from Fin-West Group ("Fin-West"), an affiliated corporation which owns 91.5% of the Company's outstanding common stock at March 31, 2000. On April 1, 2000, the Company successfully negotiated a second extension to the lease originally signed on January 1, 1992. The second extension allows the Company to have options to extend the lease for three one-year terms, starting on January 1, 2001. The monthly rental payment will be $23,000 effective January 1, 2001 and $24,000 effective January 1, 2002. The monthly rental payment for any lease extension is subject to increase (but not decrease) upon any such extension. Such payments may not exceed the fair market rent for comparable facilities at the time of the extension. The Company pays for repairs, insurance and utility services for the entire building. The Company believes the current facilities are adequate to meet foreseeable future needs.

   The Company's branch offices each are leased at varying rates and each office contains approximately 1,000 to 2,000 square feet. For the year ended March 31, 2000, the annual aggregate rental expense for the administrative headquarters and all branch offices was approximately $538,000. Many of the Company's branch offices are on one to two year short-term leases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March
31, 2000.

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

Fiscal 2000:                High                Low
First quarter             $  4.750            $  4.000
Second quarter               4.250               3.875
Third quarter                4.000               2.750
Fourth quarter               3.100               3.040

Fiscal 1999:                High                Low
First quarter             $  4.500            $  4.000
Second quarter               4.625               4.313
Third quarter                4.375               3.000
Fourth quarter               4.750               3.250



   As of March 31, 2000, there were 30 shareholders of record of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA


                                             Year Ended March 31,
                                             2000           1999           1998           1997          1996
                                             (In thousands, except per share data)
Income Statement Data:
Revenues:
 Loan origination income                         $2,073        $3,857         $3,303         $3,426        $3,397
 Loan servicing income                            7,763         7,761          7,628          7,137         6,787
 Gain on sale of mortgage loans                   3,189        18,191          7,611          5,374         7,116
 Interest income                                  4,821         3,862          2,527          2,165         2,105
 Other income                                        13             3              5              2            29
  Total revenues                                 17,859        33,674         21,074         18,104        19,434

Expenses:
 Compensation and benefits                        6,806        11,407          8,282          8,217         7,752
 General and administrative
  expenses                                        4,861         8,782          6,285          5,708         5,616
 Amortization of capitalized
  servicing rights                                4,661         4,061          3,174          1,563           878
 Interest expense                                 2,306         1,275            701            690           786
  Total expenses                                 18,634        25,525         18,442         16,178        15,032

Income (loss) before income taxes                  (775)        8,149          2,632          1,926         4,402
Income tax expense (benefit)                       (221)        3,375          1,101            811         1,833

Net income (loss)                                 $(554)       $4,774         $1,531         $1,115        $2,569

Basic and diluted earnings
(loss) per share                                 $(0.10)        $0.87          $0.26          $0.19         $0.44

Weighted average shares outstanding               5,288         5,507          5,848          5,873         5,883

Operating Data:
Loans originated and purchased                 $238,726      $866,641       $476,986       $353,411      $330,896
Loans serviced (end of year)                  1,502,092     1,607,732      1,666,851      1,683,652     1,569,705

                                              At March 31,
                                              2000          1999           1998           1997          1996
                                              (In thousands)
Balance Sheet Data:
Mortgage loans and mortgage
 backed securities held for sale              $  67,336     $  45,463      $  53,052      $  27,286     $  19,879
Capitalized mortgage servicing rights            11,555        12,475          7,490          6,709         3,547
Total assets                                     97,825        81,861         80,445         50,923        51,131
Notes and sight drafts payable                   19,291        44,919         49,799         22,626        24,852
Stockholders' equity                             28,811        29,730         26,995         25,648        24,647

No cash dividends were paid on common shares for any period.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

   At the beginning of fiscal year 2000, First Mortgage Corporation had just completed its most successful year ever, with record new loan originations and all time or near all time results in every other category. The economy was performing well, interest rates were near the record lows, and all three of our origination channels (retail, wholesale, direct marketing) were contributing towards our record loan volume. The average interest rate for a 30 year fixed-rate conventional loan was 7.00%.

   In May 1999, however, mortgage interest rates began a slow upward spiral, and the pool of remaining loans available for refinancing at the higher rates began to shrink very rapidly. By that summer, our new loan originations were off by more than 70% from the year-earlier numbers (although the earlier numbers were all time highs). The Federal Reserve Board had begun its long march to slow the economy, and mortgage rates continued to increase, with the average interest rate for fixed-rate loans rising to 8.00% by December and to 8.375% by the close of the fiscal year on March 31, 2000. New loan production fell and continued to fall during the entire fiscal year, ending at the lowest annual level in nearly ten years. Not surprisingly, our operating results also began to suffer and turned negative.

   For the entire fiscal year 2000, loan originations and purchases decreased by 72.5% to $238.7 million from the record $866.6 million in the previous year. The total loan servicing portfolio, including sub-servicing, fell 6.6% to $1.502 billion, due largely to a sub-servicing client's sale of its entire $76 million sub-serviced portfolio to an investor who did not require our sub-servicing. Exclusive of sub-servicing, the servicing portfolio shrunk only marginally by 1.93% to $1.498 billion from a year ago.

   The net loss for fiscal year 2000 was $554,000, compared to the near record net income of $4.77 million in fiscal 1999. Compared to fiscal 1999, total revenues fell by 47.0%, while total expenses fell by 27.0%. As discussed above, the results were negatively impacted primarily by increasing interest rates during the course of the year.

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

   The following table sets forth, for the periods indicated, the percentage of the Company's total revenue represented by each source of income:

                                     Year Ended March 31,
                                     2000         1999        1998
Loan origination income              11.6%        11.5%       15.7%
Loan servicing income                43.5         23.0        36.2
Gain on sale of mortgage loans       17.9         54.0        36.1
Interest income                      27.0         11.5        12.0
 Total                              100.0%       100.0%      100.0%


   Loan Origination Income. The Company defers immediate recognition of loan origination fees paid by the borrower for an originated mortgage loan. Instead, fees and direct loan origination costs are offset and the net amount deferred until the related loans are sold by the Company. Historically speaking, the amount of loan origination fee income correlated positively to the volume of loan origination. Loan origination income showed a decrease of 46.3% to $2.07 million in fiscal 2000 from $3.86 million in fiscal 1999, while new loan production fell by 72.5% from 1999 to 2000. This is due primarily to the greatly reduced volume of wholesale and refinance loans, which often carry no, or much lower, front-end origination fees as compared to retail loan originations.

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

   Loan Servicing Income. Loan servicing income represents loan servicing fees, late charges and other fees earned by the Company for administering loans on behalf of permanent investors. The Company's annual loan servicing fee for mortgage loans ranges from 0.25% to 1.50% of the principal amount of the loan serviced depending on the type of mortgage loan, and on average is approximately 0.42% net of amortization of capitalized service rights and agency guarantee fees. During fiscal year 2000, the Company's mortgage servicing portfolio dropped 6.6% after one of its sub-servicing clients sold its entire servicing portfolio. The loan servicing income, however, remained steady at $7.76 million in fiscal 2000 compared to a growth of 1.7% to $7.76 million in fiscal 1999 from $7.63 million in fiscal 1998. The stability can generally be attributable to higher weighted average servicing fees as the composition of the servicing portfolio has shifted to administrating more FHA loans. As of March 31, 2000, approximately 68% of the aggregate principal amount of the mortgage servicing portfolio consisted of FHA/VA loans compared to 62% in fiscal 1999.

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

   Gain on mortgage sales decreased by 82.5% to $3.19 million in fiscal 2000 from $18.19 million in fiscal 1999. This decrease was attributable to the lower loan originations generated by the Company and the generally rising interest rate environment which existed during most of fiscal year 2000.

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

   The following table sets forth certain data regarding net interest income:

                               Year Ended March 31,
                               2000          1999       1998
                               (Dollars in Thousands)
   Interest income             $4,821        $3,862      $2,527
   Interest expense             2,306         1,275         701
     Net interest income       $2,515        $2,587      $1,826


   Interest income, which consisted mostly of the interest received on mortgage loans held for sale, increased by 24.8% in fiscal 2000 from fiscal 1999 and by 52.8% in fiscal 1999 from fiscal 1998. The increase was due largely to a higher mortgage inventory and mortgage-backed securities portfolio carried by the Company.

   Interest expense increased by 80.9% in fiscal 2000 from fiscal
1999, and by 81.9% in fiscal 1999 from fiscal 1998. The chief reason behind this increase in both years was higher mortgage inventory portfolio and rising interest rates.

   Expenses

   The major components of the Company's total expenses are (i) compensation and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and
(iv) interest expense. Total expenses decreased 27.0% to $18.63 million in fiscal 2000 from $25.53 million in fiscal 1999, compared to an increase of 38.4% to $25.53 million in fiscal 1999 from $18.44 million in fiscal 1998.

   As the amount of mortgage loans originated by the Company decreases, a decrease in total employee compensation results from lower commissions paid to loan originators, processors and underwriters and other staff necessitated to support the loan origination volume. Compensation and benefits expenses therefore decreased 40.3% to $6.81 million in fiscal 2000 from $11.41 million in fiscal 1999.

   Amortization of capitalized servicing rights increased by 14.8% to $4.66 million in fiscal year 2000 compared to fiscal year 1999. It also rose by 27.9% in fiscal year 1999 from fiscal year 1998. The higher amortization expense was due mainly to larger investment in mortgage servicing rights and/or higher volume of prepayments over the prior period.

   General and administrative expenses decreased 44.6% to $4.86 million in fiscal 2000 from $8.78 million in fiscal 1999, compared to an increase of 39.7% from fiscal 1998 to fiscal 1999. The decreases in fiscal 2000 expenses were a direct result of contraction in loan origination and direct marketing expenditures during fiscal 2000.

   Income Taxes

   The Company's combined effective federal and state income tax rate was 28.5%, for fiscal year ended March 31, 2000 due primarily to the loss of tax benefits of California net operating losses. Effective tax rates were 41.4% and 41.8% for the fiscal years ended March 31, 1999 and March 31, 1998, respectively. The rates differ from the federal statutory rate of 34% due primarily to state income taxes.

Disclosure About Market Risk

   The Company manages many risks in its normal course of business; however, management considers interest rate risk to be the most significant market risk which could materially impact its financial position and results of operations. The movements in interest rates affect the value of capitalized mortgage servicing rights, the mortgage inventory held for sale, volume of loan production and total net interest income earned.

   The Company has been managing this risk by striving to balance its loan origination and loan servicing segments, which generally are counter cyclical in nature. In an environment of raising interest rates, loan production will slow down, but the drop in origination income is mitigated by a decrease in the loan prepayment rate in its servicing portfolio and hence write-offs, amortization and impairment charges against income will fall. Conversely, the opposite scenario is true during a period of declining interest rates. The overall objective is to offset changes in the values of the following items arising from fluctuations in interest rates, such as the production pipeline, mortgage loan inventory, mortgage-backed securities held for sale and capitalized mortgage servicing rights. The Company does not speculate on the direction or movement of the interest rates.

   Based on the information available and on the estimates quantified by various interest rate calculations, the Company believes that a 50 basis point change in long-term interest rates over a twelve month period, up or down and all else being constant, would increase or decrease the Company's gross income by approximately $1.5 million dollars. These estimates are limited by the fact that they are performed at a particular point in time and do not incorporate many other factors and, consequently, should not be relied on as a forecast of actual results.

Liquidity and Capital Resources

   The Company's principal liquidity requirement is the funding of its new mortgage loans, loan origination expenses, advances of delinquent payments and escrow balances and other operating activities. To meet these needs, the Company relies on warehouse lines of credit with banks, its own capital and cash flows from operations.

   At March 31, 2000, maximum permitted borrowings under the warehouse lines of credit with two nonaffiliated banks were $85 million and the amount outstanding was $19.29 million.
Borrowings under these facilities are secured by mortgage loans and mortgage-backed securities. The agreements also contain various covenants, including minimum net worth, current ratio (as defined), net income, servicing portfolio balances, debt to net worth ratio and restrict the Company's ability to pay dividends. Management believes that the warehouse agreements will be renewed when the current terms expire on August 31, 2000.

   In addition to the warehouse lines of credit, the Company utilizes the short-term reverse repurchase agreements provided by investment banking firms in connection with its inventory of mortgage loans and mortgage-backed securities. These facilities tend to carry lower interest rates and allow the Company to better utilize its warehouse lines by accelerating the turnover of loans in inventory.

   From April 1, 1999 to March 31, 2000, the Company repurchased in open market transactions 94,000 shares of its common stock at an aggregate cost of $365,000.

   The Company's mortgage servicing portfolio can provide a source of liquidity since approximately fifty percent of the loan servicing rights are an unrecorded asset which may be sold. Although the Company does not intend to sell mortgage servicing rights solely to increase liquidity, the sale of such rights is a viable option should the need arise.

   It is the Company's policy to remain strongly capitalized and conservatively leveraged. Management believes that its current financing arrangements are adequate to satisfy its anticipated operating needs; however, increases in the existing facilities or other supplementary sources may have to be explored should the market conditions improve and loan origination volume increase.

Inflation

   Inflation may significantly affect the Company's ability to originate loans. Interest rates typically increase during periods of high inflation and decrease during periods of low inflation. Generally, the mortgage banking industry has experienced increased origination volume in response to low interest rates and loan originations have generally decreased during periods of high interest rates. As interest rates decline, prepayments on the loan servicing portfolio generally increase as borrowers refinance mortgage loans to take advantage of lower rates. A higher prepayment rate on loans serviced decreases the value of the Company's loan servicing portfolio, accelerating amortization of mortgage servicing rights and decreases the amount of servicing income. As interest rates rise, new loan originations are likely to fall, but prepayments of existing loans generally decline and the value of the Company's servicing portfolio and of the escrow balances collected thereunder may be enhanced.

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

Prospective Trends

   Fiscal 2000 was very nearly a complete reversal of fiscal 1999 and 1998, and was only similar in that we saw more of the same in terms of competitive forces and industry consolidation. Overall volume of new mortgage originations plunged dramatically from the record levels of fiscal 1999, turning the industry on its head as the interest rate cycle rapidly shifted towards higher interest rates.

   The industry as a whole continues to suffer from the confluence of two major developments: the consolidation of the industry and the growing presence of the major commercial banks in the mortgage arena. The consolidation and now dominant market share of banks has by itself led to price cutting and reduced operating margins for all mortgage originators. Furthermore, the American consumer is now well-tuned to interest rates, and even relatively small movements in rates can have fairly dramatic effects on new mortgage volume and earnings, as can be seen by the rapid choking off of new mortgage originations, particularly refinance loans, over the course of this past year.

   In the second instance, as discussed under Competition on page 13, most of the major banks continue to be fiercely competitive in pricing mortgage products and growing their mortgage banking operations. Their present hope that holding a consumer's mortgage is the gateway to cross-selling many other bank products has engaged the banks in a virtual price war with one another for those mortgages. Their valuation models for loan servicing rights and the resulting downstream impact on pricing at the origination level, particularly through their wholesale channel with its thousands of loan brokers, is having a major impact on the mortgage banking industry and our ability to compete on the types of mortgage loans most sought-after by these commercial banks.

   The Company's strategy in the face of this is to continue to compete in the channels and with the loan products which are not the most sought-after by the commercial bank giants. Although we will maintain our correspondent relationships with the major banks who presently have such a strong appetite for certain mortgage products, our primary emphasis will be on the origination of FHA and VA loans for which the major banks largely do not compete and with which we can retain the servicing rights; to expand our retail branch network into smaller metropolitan areas in the western states; and to add new non-bank loan products which have more profit potential for the Company. Much of this strategy has been implemented already with the ongoing expansion of our retail channel, and the introduction of new adjustable rate mortgage products which have greater customer appeal in higher interest rate environments.

   Nevertheless, fiscal 2001 is likely to be a very difficult year for the Company and operating results are expected to be marginal for the entire year. If there's a silver lining in this "cycle cloud," it's that there should be a shake-out of the less capitalized companies and many of the loan brokers, clearing away some of the industry over-capacity and enabling the Company to be better positioned to compete when the interest rate cycle turns towards improvement once again.

Year 2000 Issues

   The Company's Year 2000 Plan to prepare its entire computer systems to properly identify and calculate dates beyond December 31, 1999 was successfully implemented. The Company did not experience any major Year 2000 related problems during the rollover. All internal systems and communication interfaces with outside vendors have been functioning normally without disruptions.

   Total expense of the Year 2000 Plan was approximately
$250,000 of which $150,000 was recognized in fiscal year 2000.
The Company does not expect to incur significant additional expenditures for Year 2000 project for future periods.

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

                            PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11. EXECUTIVE COMPENSATION*

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT*

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

   * For information called for by Items 10-13, reference is made to the Company's definitive proxy statement for its annual meeting of shareholders, to be held on September 20, 2000, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2000, and which is incorporated herein by reference, except that the information included under the captions "Report of the Compensation Committee on Executive Compensation" and "Stock Performance Graph" is not incorporated herein by reference.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
       FORM 8-K

   (a) Financial Statements

   The financial statements that are filed as part of this Annual
Report on Form 10-K are set forth in the Index to Financial
Statements at page F-1 of this Annual Report on Form 10-K.

   (b) Reports on Form 8-K

   The Company filed no current report on Form 8-K during the quarter ended March 31, 2000.

   (c) Exhibits

   The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated by reference herein:

Exhibit
Number                         Description

3.1 Restated and Amended Articles of Incorporation of the Compa ny (previously filed with the Securities and Exchange Commission on March 6, 1992 as Exhibit 3.1 to Amendment
       No. 1 to the Company's Registration Statement on Form S-
       1, File No. 33-45187, and incorporated herein by reference).

3.2 Restated Bylaws of the Company (previously filed with the S ecurities and Exchange Commission on January 21, 1992 as
       Exhibit 3.2 to the Company's Registration Statement on
       Form S-1, File No. 33-45187, and incorporated herein by reference).

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

10.3 Eighth Amendment dated April 30, 1998 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company (previously filed with the Securities and Exchange Commission on June 25, 1999 as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference).

10.4 Ninth Amendment dated August 17, 1998 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company (previously filed with the Securities and Exchange Commission on June 25, 1999 as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference).

10.5 Mortgage Loan Warehousing Agreement dated July 22, 1999 by and among the Company, other lenders from time to time party hereto and Nations Bank, as administrative agent.

10.6 First Amendment dated August 30, 1999 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A. (formerly Nations Bank, N.A.), as administrative agent.

10.7   Second Amendment dated October 15, 1999 to Mortgage Loan
       Warehousing Agreement by and among the Company, Sanwa
       Bank, as collateral agent and Bank of America, N.A., as administrative agent.

10.8 Amendments dated April 22, 1998 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company (previously filed with the Securities and Exchange Commission on June 25, 1999 as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference).

10.9 Amendments dated August 26, 1998 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company (previously filed with the Securities and Exchange Commission on June 25, 1999 as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference).

10.10 Amendments dated November 5, 1998 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company (previously filed with the Securities and Exchange Commission on June 25, 1999 as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference).

10.11 Lease dated January 1, 1992, between the Company and Fin-West Group (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.12 Lease extension dated December 15, 1998 to Standard Office Lease-Net dated January 1, 1992 between the Company and Fin-West Group (previously filed with the Securities and Exchange Commission on June 25, 1999 as
       Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference).

10.13 1992 Stock Incentive Plan (previously filed with the Securities and Exchange Commission on March 6, 1992 as
       Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.14  1993 Stock Option Plan for Non-Employee Directors
       (previously filed with the Securities and Exchange
       Commission on October 25, 1993 as Exhibit 4.6 to the
       Company's Registration Statement on Form S-8, File No. 33-
       70760, and incorporated herein by reference).

10.15  Extension of 1993 Stock Option Plan for Non-Employee
       Directors adopted by the Board of Directors on July 1, 1999.

10.16 Profit Sharing Plan for Employees of the Fin-West Group, dated April 5, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit
       10.9 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.17  Fin-West Group 401(k) Savings Plan, dated April 5, 1990
       (previously filed with the Securities and Exchange
       Commission on January 21, 1992 as Exhibit 10.10 to the
       Company's Registration Statement on Form S-1, File No. 33-
       45187, and incorporated herein by reference).

10.18  Employee Pre-Tax Premium Plan of Fin-West Group, a
       California corporation, dated January 1, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.12 to the Company's
       Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.19 Renewal of Employment Agreement dated April 30, 1998 between Clement Ziroli and the Company (previously filed with the Securities and Exchange Commission on June 29, 1998 as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference).

10.20 Renewal of Employment Agreement dated April 30, 1998 between Bruce G. Norman and the Company (previously filed with the Securities and Exchange Commission on June 29, 1998 as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference).

10.21 Renewal of Employment Agreement dated April 30, 1998 between Pac W. Dong and the Company (previously filed with the Securities and Exchange Commission on June 29, 1998 as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference).

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

                                FIRST MORTGAGE CORPORATION


Dated June 26, 2000             By   /S/Clement Ziroli
                                     Clement Ziroli, Chairman of
                                     the Board of Directors and
                                     Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on June
26, 2000.


                                By   /S/Clement Ziroli
                                     Clement Ziroli, Chairman of
                                     the Board of Directors and
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                                By   /S/Pac W. Dong
                                     Pac W. Dong, Director, Chief
                                     Financial Officer, Controller
                                     and Executive Vice President
                                     (Principal Financial and
                                     Accounting Officer)


                                By   /S/Bruce G. Norman
                                     Bruce G. Norman, Director,
                                     President and Chief Operating
                                     Officer.


                                By   /S/Harold Harrigian
                                     Harold Harrigian, Director


                                By   /S/Robert E. Weiss
                                     Robert E. Weiss, Director

                 First Mortgage Corporation

                Index to Financial Statements




Report of Independent Auditors                                 F-2

Financial Statements

Balance Sheet as of March 31, 2000 and 1999                    F-3
Statement of Income for the years ended March 31, 2000, 1999
 and 1998                                                      F-4
Statement of Stockholders' Equity for the years ended March
 31, 2000, 1999 and 1998                                       F-5
Statement of Cash Flows for the years ended March 31, 2000,
 1999 and 1998                                                 F-6
Notes to Financial Statements                                  F-7

All other schedules are omitted because they are not required, are not applicable or because the information is included in the Company's financial statements or the notes thereto.

               Report of Independent Auditors

Board of Directors
First Mortgage Corporation

We have audited the accompanying balance sheets of First
Mortgage Corporation as of March 31, 2000 and 1999, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended March
31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Mortgage Corporation at March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.



Ernst & Young LLP

Orange County, California
May 30, 2000

                 First Mortgage Corporation

                        Balance Sheet

                                                              March 31
                                                              2000          1999
Assets
Cash                                                          $11,264,000   $14,839,000
Mortgage loans and mortgage-backed securities held for sale    67,336,000    45,463,000
Other receivables and servicing advances, net                   5,558,000     7,378,000
Capitalized servicing rights, net                              11,555,000    12,475,000
Property and equipment, net                                       581,000       761,000
Prepaid expenses and other assets                               1,531,000       765,000
Total assets                                                  $97,825,000   $81,681,000

Liabilities and stockholders' equity
Liabilities:
Notes payable, banks                                          $19,291,000   $35,469,000
Notes payable, other                                           43,787,000             -
Sight drafts payable                                              393,000     9,450,000
Accounts payable and accrued liabilities                          564,000     2,967,000
Deferred income taxes                                           4,979,000     4,065,000
Total liabilities                                              69,014,000    51,951,000

Commitments and contingencies (Note 13)

Stockholders' equity:
 Preferred stock, no par value:
   Authorized shares - 1,000,000
   Issued and outstanding shares - None                                -              -
 Common stock, no par value:
Authorized shares - 10,000,000
   Issued and outstanding shares - 5,253,197 in
    2000 and 5,347,197 in 1999                                 2,559,000      2,924,000
Retained earnings                                             26,252,000     26,806,000
Total stockholders' equity                                    28,811,000     29,730,000
Total liabilities and stockholders' equity                   $97,825,000    $81,681,000

See accompanying notes.

                 First Mortgage Corporation

                     Statement of Income

                                 Year ended March 31
                                  2000          1999        1998
Revenues:
 Loan origination income           $2,073,000   $3,857,000  $3,303,000
 Loan servicing income              7,763,000    7,761,000   7,628,000
 Gain on sale of mortgage loans     3,189,000   18,191,000   7,611,000
 Interest income                    4,821,000    3,862,000   2,527,000
 Other income                          13,000        3,000       5,000
Total revenues                     17,859,000   33,674,000  21,074,000

Expenses:
 Compensation and benefits          6,806,000   11,407,000   8,282,000
 General and administrative
  expenses                          4,861,000    8,782,000   6,285,000
 Amortization of capitalized
  servicing rights                  4,661,000    4,061,000   3,174,000
 Interest expense                   2,306,000    1,275,000     701,000
Total expenses                     18,634,000   25,525,000  18,442,000

Income (loss) before income taxes    (775,000)   8,149,000   2,632,000

Income tax expense (benefit)         (221,000)   3,375,000   1,101,000
Net income (loss)                   $(554,000)  $4,774,000  $1,531,000

Basic and diluted
 earnings (loss) per share          $    (.10)  $      .87  $      .26

See accompanying notes.

                 First Mortgage Corporation

              Statement of Stockholders' Equity

                             Common Stock           Retained
                             Shares      Amount      Earnings     Total
Balance at March 31, 1997    5,859,117   $5,147,000  $20,501,000   $25,648,000
 Net income                          -            -    1,531,000     1,531,000
 Repurchase of shares          (50,420)    (184,000)           -      (184,000)
Balance at March 31, 1998    5,808,697    4,963,000   22,032,000    26,995,000
 Net income                          -            -    4,774,000     4,774,000
 Repurchase of shares         (461,500)  (2,039,000)           -    (2,039,000)
Balance at March 31, 1999    5,347,197    2,924,000   26,806,000    29,730,000
 Net loss                            -            -     (554,000)     (554,000)
 Repurchase of shares          (94,000)    (365,000)           -      (365,000)
Balance at March 31, 2000    5,253,197   $2,559,000  $26,252,000   $28,811,000

See accompanying notes.

                 First Mortgage Corporation
                   Statement of Cash Flows

                                                             Year ended March 31
                                                             2000           1999           1998
Operating activities
Net income (loss)                                               $(554,000)    $4,774,000     $1,531,000
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
Provision for deferred income taxes                               914,000      1,806,000        426,000
Provision for losses on foreclosure                              (324,000)      (344,000)      (459,000)
Amortization of originated mortgage servicing rights,
 excess service fee and purchased servicing rights              4,712,000      4,157,000      3,310,000
Depreciation of property and equipment                            256,000        269,000        220,000
Originations and purchases of mortgage loans held for sale   (238,726,000)  (866,641,000)  (476,986,000)
Sales and principal repayments of mortgage loans held for
 sale                                                         216,853,000    874,230,000    451,220,000
Change in other receivables and servicing advances              2,144,000      3,532,000       (484,000)
Change in prepaid expenses and other assets                      (766,000)      (404,000)       185,000
Change in accounts payable and accrued liabilities             (2,403,000)     1,575,000        576,000
Loss (gain) on sale of assets                                      19,000         (1,000)             -
Net cash provided by (used in) operating activities           (17,875,000)    22,953,000    (20,461,000)

Investing activities
Originated mortgage servicing rights                           (3,274,000)    (9,119,000)    (3,436,000)
Purchase of mortgage servicing rights                            (518,000)       (23,000)      (655,000)
Note receivable, Fin-West                                               -        130,000              -
Purchase of property and equipment                               (109,000)      (369,000)      (306,000)
Proceeds from sale of assets                                       14,000          4,000         14,000
Change in due from affiiates                                            -              -        134,000
Net cash used in investing activities                          (3,887,000)    (9,377,000)    (4,249,000)

Financing activities
Change in notes payable, banks                                (16,178,000)    (4,958,000)    20,255,000
Change in sight drafts payable                                 (9,057,000)        78,000      8,418,000
Change in note payable, other                                  43,787,000              -     (1,500,000)
Repurchase of common stock                                       (365,000)    (2,039,000)      (184,000)
Net cash provided by (used in) financing activities            18,187,000     (6,919,000)    26,989,000

Increase (decrease) in cash                                    (3,575,000)     6,657,000      2,279,000
Cash at beginning of year                                      14,839,000      8,182,000      5,903,000
Cash at end of year                                           $11,264,000    $14,839,000     $8,182,000

See accompanying notes

                 First Mortgage Corporation
                Notes to Financial Statements
                       March 31, 2000

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

First Mortgage Corporation (the Company) is a mortgage banking company that originates, purchases, warehouses, sells and services primarily first deed of trust loans
(mortgage loans) for the purchase or refinance of owner-occupied one-to-four family residences through a network of branch offices located in the states of California and Arizona.

Fin-West Group (Fin-West), an affiliated company, owns 91.5% of the Company's outstanding common stock.

Mortgage Loans Held for Sale

Mortgage loans held for sale are stated at the lower of cost or aggregate market value. Market value is determined by purchase commitments from investors and prevailing market prices.

The Company's mortgage-backed securities ("MBS") held for sale in the near term are classified as trading. Trading securities are recorded at fair value, with the change in fair value during the period included in earnings. The fair value of MBS held for sale in the near term is based on quoted market price.

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

                 First Mortgage Corporation
          Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

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

                 First Mortgage Corporation
          Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Loan Origination Fees (continued)

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

Statement of Cash Flows

The Company paid interest in 2000, 1999 and 1998 of $2,249,000, $1,282,000 and $540,000, respectively.

The Company paid income taxes in 2000, 1999 and 1998 of $0, $1,855,000 and $615,000, respectively.

                 First Mortgage Corporation
          Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Net Income (Loss) per Share

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

                 First Mortgage Corporation
          Notes to Financial Statements (continued)



2. Mortgage Loans and Mortgage-Backed Securities Held for
Sale

Mortgage loans and mortgage-backed securities held for sale consist of the following at March 31, 2000 and 1999:

                                                    2000        1999
Principal balance outstanding                       $69,406,000    $46,575,000
Loan origination discounts and market reserves       (2,037,000)    (1,072,000)
Deferred loan fees                                      (33,000)       (40,000)
                                                    $67,336,000    $45,463,000

All mortgage loans held for sale are collateralized by first trust deeds on underlying real properties located primarily in California and may be used as collateral for the Company's borrowings.

At March 31, 2000, the Company had short-term commitments amounting to approximately $4,759,000 to fund mortgage loans subject to credit approval. The Company generally does not engage in forward delivery contracts to hedge its portfolio.

At March 31, 2000, the Company held MBS with a cost of approximately $57,856,000 which are used as collateral against the Company's reverse repurchase agreements. The MBS are mortgage loans held for sale which have been pooled to form GNMA securities. The MBS carry an interest rate of 7% and mature in 2029. In order to record MBS at fair value, a reserve of $1,609,000 was recorded as of March 31, 2000.

3. Mortgage Servicing Assets

Capitalized mortgage servicing assets consist of originated mortgage servicing rights and purchased servicing rights.
Activities are summarized as follows:
                                                Capitalized
                                                 Servicing
                                                  Rights

Balance at March 31, 1999                        $12,475,000
 Additions                                         3,792,000
 Amortization and write-offs                      (4,712,000)
Balance at March 31, 2000                        $11,555,000

                 First Mortgage Corporation
          Notes to Financial Statements (continued)


3. Mortgage Servicing Assets (continued)

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

4. Other Receivables and Servicing Advances

Other receivables and servicing advances consists of the following at March 31, 2000 and 1999:

                                                   2000            1999

Foreclosures and advances on real estate owned     $3,322,000      $5,283,000
Servicing advances                                  2,143,000       2,485,000
Other                                                 529,000         280,000
Allowance for possible losses                        (436,000)       (670,000)
                                                   $5,558,000      $7,378,000

5. Property and Equipment

Property and equipment consists of the following at March
31, 2000 and 1999:

                                                  2000        1999
Furniture and equipment                           $2,582,000  $2,511,000
Automobiles                                          115,000     137,000
Leasehold improvements                               400,000     403,000
                                                   3,097,000   3,051,000
Less accumulated depreciation and amortization    (2,516,000) (2,290,000)
                                                   $ 581,000   $ 761,000

                 First Mortgage Corporation
          Notes to Financial Statements (continued)


6. Income Taxes

Income tax expense (benefit) for the years ended March 31, 2000, 1999 and 1998 consists of the following:

                             2000       1999         1998
Current:
Federal                    $(1,136,000)  $1,270,000   $ 583,000
State                            1,000      299,000      92,000
                            (1,135,000)   1,569,000     675,000
Deferred:
Federal                        860,000    1,206,000     224,000
State                           54,000      600,000     202,000
                               914,000    1,806,000     426,000
                             $(221,000)  $3,375,000  $1,101,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31, 2000 and 1999 are as follows:

                                         2000       1999
Deferred tax assets:
 State income taxes                     $ 463,000    $ 547,000
 Accrued liabilities                       46,000      216,000
 Deferred loan fees                        15,000       18,000
 Provision for foreclosure                 86,000      168,000
 Purchased servicing rights               396,000      379,000
 Mark-to-market adjustments               152,000      356,000
 Net operating loss carryforward          137,000            -
Total deferred tax assets               1,295,000    1,684,000

Deferred tax liabilities:
 Originated mortgage servicing rights  (5,999,000)  (5,517,000)
 Capitalized servicing fees                (5,000)      (4,000)
 Accelerated depreciation                (122,000)     (98,000)
 Other                                   (148,000)    (130,000)
Total deferred tax liabilities         (6,274,000)  (5,749,000)
Net deferred tax liabilities          $(4,979,000) $(4,065,000)

                 First Mortgage Corporation
          Notes to Financial Statements (continued)


6. Income Taxes (continued)

Income tax expense (benefit) computed at the statutory federal income tax rate (34%) and income tax expense provided in the financial statements differ as follows for the years ended March 31, 2000, 1999 and 1998:

                                                     2000         1999         1998
Tax computed at the statutory rate                   $(263,000)   $2,771,000     $899,000
State income tax, net of fedeeral income tax benefit    36,000       594,000      194,000
Other                                                    6,000        10,000        8,000
Income tax expense (benefit)                         $(221,000)   $3,375,000   $1,101,000

7. Notes Payable, Banks

At March 31, 2000, the Company had two line of credit agreements with banks which provide for borrowings up to $50,000,000 and $35,000,000 with interest payable monthly at 1.25% per annum or the prime rate of 7.75% at March 31, 2000, depending on the level of borrowings and the compensating balances maintained. Fiduciary funds are used by the Company to satisfy compensating balance requirements. At March 31, 2000, borrowings under these lines of $17,602,000 are collateralized by mortgage loans held for sale. The weighted average interest rate for the fiscal year ended March 31, 2000 was 1.35%.

The lines of credit are subject to renewal on August 31, 2000. Management believes the line of credit agreements will be renewed prior to their expiration. Under the credit agreements, the Company must comply with certain financial and other covenants, including the maintenance of a minimum net worth, other financial ratios, and a minimum servicing portfolio size. Further, absent the consent of the lenders, such covenants prohibit the Company from declaring or paying any dividends on any shares of the Company's common stock. At March 31, 2000, the Company was in compliance with the aforementioned loan covenants.

One of the warehousing lines of credit allows the bank to act as an agent on behalf of the Company and invest in short term, highly liquid investment grade securities to the extent that the warehouse line is not utilized to fund mortgage loans. All investment securities are considered to be available for sale and carried at fair value. As of March 31, 2000 there were no investment securities purchased under this line.

                 First Mortgage Corporation
          Notes to Financial Statements (continued)

8. Notes Payable, Other

Under a presale funding facility with a nonaffiliated investment banking firm, the Company borrowed $43,787,000 in reverse repurchase agreements collateralized by $46,856,000 of MBS. The borrowings bear interest at 6.1% per annum. All MBS underlying reverse repurchase agreements are held in safekeeping by broker-dealers or banks.

9. Related Party Transactions

The Company leases certain premises from Fin-West, at a monthly rental of $22,000. Total rent expense for these premises amounted to $264,000 for each of the years ended
March 31, 2000 and 1999, and $240,000 for the year ended
March 31, 1998.

The Company paid title insurance fees to an affiliated entity of $103,000, $582,000 and $308,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

10. Loan Servicing

The Company's loan servicing portfolio at March 31, 2000 and 1999 consisted of the following:

                                  2000            1999
GNMA mortgage-backed securities   $  846,755,000  $  873,235,000
FHLMC                                178,424,000     249,624,000
FNMA                                 133,650,000     165,403,000
Other                                343,263,000     319,470,000
                                  $1,502,092,000  $1,607,732,000

At March 31, 2000 and 1999, the Company subserviced approximately $4,476,000 and $80,581,000, respectively, of mortgage loans for a nonaffiliated company, which is included above.

Related fiduciary funds held by the Company in noninterest-bearing accounts totaled approximately $17,651,000 and $27,467,000 at March 31, 2000 and 1999, respectively. These funds are not included in the accompanying balance sheets.
The Company is required to pay interest equal to 2% per annum of the average daily balance of certain fiduciary funds to mortgagors.

The Company had insurance coverage for errors and omissions and employee fidelity in the amount of $2,300,000 at March
31, 2000 and 1999.

                 First Mortgage Corporation
          Notes to Financial Statements (continued)

11. Financial Instruments

The Company is a party to financial instruments with off balance sheet risk in the normal course of business through the origination and sale of mortgage loans. These financial instruments include mandatory and optional forward commitments which involve, to varying degrees, elements of credit and interest rate risk. At any time the risk to the Company in the event of default by the purchaser, is the difference between the contract price and current market value, which amount is a percentage of the outstanding commitments. Historically the Company has not incurred losses due to the failure or lack of performance of the counter parties to these commitments.

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

Statement of Financial Accounting Standards No, 107,
Disclosure About Fair Value of Financial Instruments (FAS
107), requires disclosure of fair value information about all financial instruments held or owned by a company except for certain excluded instruments and instruments for which it is not practicable to estimate fair value. At March 31, 2000, the estimated fair value of mortgage loans held for sale, mortgage backed securities, mortgage servicing rights and notes payable approximated the net carrying value of such accounts.

12. Profit Sharing Plan

The Company is a participant in a profit-sharing plan maintained by Fin-West, covering all full-time employees who have completed at least one year of service. Annual contributions by the Company to the plan are discretionary and were $0, $150,000 and $50,000 for the years ended March
31, 2000, 1999 and 1998, respectively.

                 First Mortgage Corporation
          Notes to Financial Statements (continued)

13. Commitments and Contingencies

Leases

Minimum annual rental payments under operating leases for office space are as follows:

2001                                   $504,000
2002                                    421,000
2003                                    374,000
2004                                    225,000
2005                                    -
                                     $1,524,000

Net rental payments to nonaffiliated entities of approximately $274,000, $268,000 and $242,000 have been charged to occupancy expense in the accompanying statements of operations for the years ended March 31, 2000, 1999 and 1998, respectively.

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

                 First Mortgage Corporation
          Notes to Financial Statements (continued)

14. Stockholders' Equity (continued)

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

The following summarizes stock option activity under both of the Company's stock plans for the year ended March 31, 2000:

                                                                          Weighted Average
                                                          Options         Exercise Price   Options
                                                          March 31, 2000  March 31, 2000   March 31, 1999
Options outstanding at beginning of fiscal year           422,150         $4.54            436,625
  Option granted                                           97,675         $4.23             97,550
  Options exercised                                             -                                -
  Options expired                                        (156,075)        $4.78           (112,025)

Options outstanding at end of fiscal year                 363,750         $4.32            422,150

Exercise price:
Per share for options exercised during the fiscal year        n/a                              n/a

                 First Mortgage Corporation
          Notes to Financial Statements (continued)


14. Stockholders' Equity (continued)

                                     Options     Options
                                   March 31,   March 31,
                                     2000        1999                  March 31, 2000    March 31, 1999
Per share for options outstanding at end of fiscal year                $4.13-$4.63       $3.50-$5.00
Weighted average fair value of options granted                         $1.43             $1.51
Weighted average contractual life of option outstanding (in years)      2.54             2.2

All outstanding options as of March 31, 2000 were exercisable. Options available for future grants under the plans were 361,250 and 302,850 as of March 31, 2000 and 1999, respectively.

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

                                        2000      1999
Expected life (years)                   4.33      4.50
Interest rate                           7.00%     6.00%
Volatility                              0.31      0.31
Dividend yield                          0.00%     0.00%

                 First Mortgage Corporation
          Notes to Financial Statements (continued)

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

The estimated stock-based compensation cost calculated using the assumptions indicated totaled $65,000 and $83,000 in 2000 and 1999, respectively. The pro forma result from the increased compensation cost was net loss of $619,000 ($0.12 per share) and net income of $4,691,000 ($0.85 per share) in 2000 and 1999, respectively. The effect of stock-based compensation on net income for 2000 and 1999 may not be representative of the effect on pro forma net income in future years because compensation expense related to grants made prior to 1998 is not considered.

15. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                                Year ended March 31
                                                                                 2000         1999       1998
Numerator:
Net income (loss)                                                                 $(554,000)  $4,774,000 $1,531,000

Denominator:
 Shares used in computing basic earnings (loss) per share                         5,288,431    5,506,690  5,847,906
 Effect of stock options treated as equivalents under the treasury stock method          -        11,498      1,683
Denominator for diluted earnings (loss) per share                                 5,288,431    5,518,188  5,849,589
Basic and diluted earnings (loss) per share                                           $(.10)        $.87       $.26

                   First Mortgage Corporation
            Notes to Financial Statements (continued)
                 Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-70760) pertaining to the First Mortgage Corporation 1992 Stock Incentive Plan and 1993 Stock Option Plan for Non-Employee Directors and in the related Prospectus of our report dated May 30, 2000, with respect to the financial statements of First Mortgage Corporation included in its Annual Report (Form 10-K) for the year ended March 31, 2000.



Ernst & Young LLP

Orange County, California
June 26, 2000

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

10.3 Eighth Amendment dated April 30, 1998 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company (previously filed with the Securities and Exchange Commission on June 25, 1999 as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference).

10.4 Ninth Amendment dated August 17, 1998 to Amended and Restated Mortgage Loan Warehousing Agreement among Bank of America National Trust and Savings Association, Bank of America National Trust and Savings Association as agent for various other lenders and the Company (previously filed with the Securities and Exchange Commission on June 25, 1999 as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference).

10.5 Mortgage Loan Warehousing Agreement dated July 22, 1999 by and among the Company, other lenders from time to time party hereto and Nations Bank, as administrative agent.

10.6 First Amendment dated August 30, 1999 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A. (formerly Nations Bank, N.A.), as administrative agent.

10.7   Second Amendment dated October 15, 1999 to Mortgage Loan
       Warehousing Agreement by and among the Company, Sanwa
       Bank, as collateral agent and Bank of America, N.A., as administrative agent.

10.8 Amendments dated April 22, 1998 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company (previously filed with the Securities and Exchange Commission on June 25, 1999 as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference).

10.9 Amendments dated August 26, 1998 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company (previously filed with the Securities and Exchange Commission on June 25, 1999 as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference).

10.10 Amendments dated November 5, 1998 to Variable Terms Letter of the Master Mortgage Loan Warehousing and Security Agreement between Sanwa Bank of California and the Company (previously filed with the Securities and Exchange Commission on June 25, 1999 as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference).

10.11 Lease dated January 1, 1992, between the Company and Fin-West Group (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.12 Lease extension dated December 15, 1998 to Standard Office Lease-Net dated January 1, 1992 between the Company and Fin-West Group (previously filed with the Securities and Exchange Commission on June 25, 1999 as
       Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference).

10.13 1992 Stock Incentive Plan (previously filed with the Securities and Exchange Commission on March 6, 1992 as
       Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.14  1993 Stock Option Plan for Non-Employee Directors
       (previously filed with the Securities and Exchange
       Commission on October 25, 1993 as Exhibit 4.6 to the
       Company's Registration Statement on Form S-8, File No. 33-
       70760, and incorporated herein by reference).

10.15  Extension of 1993 Stock Option Plan for Non-Employee
       Directors adopted by the Board of Directors on July 1, 1999.

10.16 Profit Sharing Plan for Employees of the Fin-West Group, dated April 5, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit
       10.9 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.17  Fin-West Group 401(k) Savings Plan, dated April 5, 1990
       (previously filed with the Securities and Exchange
       Commission on January 21, 1992 as Exhibit 10.10 to the
       Company's Registration Statement on Form S-1, File No. 33-
       45187, and incorporated herein by reference).

10.18  Employee Pre-Tax Premium Plan of Fin-West Group, a
       California corporation, dated January 1, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.12 to the Company's
       Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.19 Renewal of Employment Agreement dated April 30, 1998 between Clement Ziroli and the Company (previously filed with the Securities and Exchange Commission on June 29, 1998 as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference).

10.20 Renewal of Employment Agreement dated April 30, 1998 between Bruce G. Norman and the Company (previously filed with the Securities and Exchange Commission on June 29, 1998 as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference).

10.21 Renewal of Employment Agreement dated April 30, 1998 between Pac W. Dong and the Company (previously filed with the Securities and Exchange Commission on June 29, 1998 as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference).

23.1   Consent of Independent Auditors.

27.1 Financial Data Schedule (included only in the electronic filing).