Form 10-Q
period 2000-06-30
FIRST MORTGAGE CORP /CA/
filed 2000-08-04
CIK 883369

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                           _____________________


                                 FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended June 30, 2000

                                    or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from ___________________ to__________________


                      Commission File Number 0-19847


                        FIRST MORTGAGE CORPORATION
          (Exact name of registrant as specified in its charter)



          California                                95-2960716
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)





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

                    YES  X                       NO____

As of June 30, 2000, 5,250,697 shares of the registrant's common stock were outstanding.

                        FIRST MORTGAGE CORPORATION
                                 FORM 10-Q

                                   INDEX






Part I - Financial Information                                      Page


Item 1. Financial Statements:

        Balance Sheet
           June 30, 2000 (Unaudited) and March 31, 2000               3

        Unaudited Statement of Income
           Three Months Ended June 30, 2000 and 1999                  4

        Unaudited Statement of Cash Flows
           Three Months Ended June 30, 2000 and 1999                  5

        Notes to Unaudited Financial Statements                      6-7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                    8-11

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                             12

Signatures                                                           13

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                        FIRST MORTGAGE CORPORATION

                               BALANCE SHEET

                                        June 30, 2000      March 31, 2000
                                        (Unaudited)
ASSETS
Cash                                    $11,669,000        $11,264,000
Mortgage loans held for sale             72,788,000         67,336,000
Other receivables and servicing
 advances                                 4,452,000          5,558,000
Capitalized servicing rights, net        10,772,000         11,555,000
Property and equipment, net                 659,000            581,000
Prepaid expenses and other assets         1,904,000          1,531,000

TOTAL ASSETS                           $102,244,000        $97,825,000

LIABILITIES AND STOCKHOLDERS'
 EQUITY

LIABILITIES:
   Notes payable, banks                 $42,818,000        $19,291,000
   Note payable, other                   22,927,000         43,787,000
   Sight drafts payable                   1,897,000            393,000
   Accounts payable and accrued
     liabilities                            750,000            564,000
   Deferred income taxes                  5,248,000          4,979,000

      Total Liabilities                  73,640,000         69,014,000

STOCKHOLDERS' EQUITY
   Preferred stock, no par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares
      - None                                     -                   -
   Common stock, no par value:
      Authorized shares - 10,000,000
      Issued and outstanding shares
      - 5,250,697 at June 30,
      2000 and 5,253,197 at
      March 31, 2000                      2,551,000          2,559,000
   Retained earnings                     26,053,000         26,252,000

         Total Stockholders' Equity      28,604,000         28,811,000

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                              $102,244,000        $97,825,000


See accompanying notes

                        FIRST MORTGAGE CORPORATION

                       UNAUDITED STATEMENT OF INCOME



                                                Three Months Ended
                                                     June 30
                                               2000             1999
REVENUES:
   Loan origination income                 $  483,000       $  775,000
   Loan servicing income                    1,844,000        1,925,000
   Gain on sale of mortgage loans             621,000        2,464,000
   Interest income                          1,263,000          846,000
   Other income                                 3,000                -

      Total revenues                        4,214,000        6,010,000

EXPENSES:
   Compensation and benefits                1,630,000        2,307,000
   General and administrative expenses        942,000        1,822,000
   Amortization of capitalized
     servicing rights                       1,256,000        1,157,000
   Interest expense                           699,000          337,000

      Total expenses                        4,527,000        5,623,000

INCOME (LOSS) BEFORE INCOME TAXES            (313,000)         387,000

INCOME TAX EXPENSE (BENEFITS)                (114,000)         161,000

NET INCOME (LOSS)                           $(199,000)      $  226,000


BASIC AND DILUTED EARNINGS (LOSS) PER
 SHARE                                     $    (0.04)      $     0.04


See accompanying notes

                        FIRST MORTGAGE CORPORATION
                     UNAUDITED STATEMENT OF CASH FLOWS

                                                                      Three Months Ended
                                                                             June 30
                                                                      2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                       $(199,000)     $226,000
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 Provision for deferred income taxes                                       269,000     1,029,000
 Provision for losses on foreclosure                                       (96,000)      (81,000)
 Amortization of capitalized servicing rights                            1,256,000     1,157,000
 Depreciation and amortization of property and equipment                    55,000        70,000
 Change in excess service fee                                                4,000         9,000
 Loss on sale of assets                                                      2,000             -
 Originations and purchases of mortgage loans held for sale            (50,510,000)  (116,374,000)
 Sales and principal repayments of mortgage loans held for sale         45,058,000     93,852,000
 Change in other receivables and servicing advances                      1,202,000        238,000
 Change in prepaid expenses and other assets                              (373,000)      (768,000)
 Change in accounts payable and accrued liabilities                        186,000     (2,083,000)

Net cash used in operating activities                                   (3,146,000)   (22,725,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of mortgage servicing rights                                           -        (27,000)
 Originated mortgage servicing rights                                     (477,000)    (2,028,000)
 Purchase of furniture, equipment and leasehold improvements              (136,000)       (47,000)
 Proceeds from sale of assets                                                1,000              -

Net cash used in investing activities                                     (612,000)    (2,102,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in notes payable, banks                                         23,527,000      3,853,000
 Change in sight drafts payable                                          1,504,000     (8,132,000)
 Change in note payable, other                                         (20,860,000)    25,043,000
 Repurchase of common stock                                                 (8,000)      (183,000)

Net cash provided by financing activities                                4,163,000     20,581,000

INCREASE (DECREASE) IN CASH                                                405,000     (4,246,000)

CASH, BEGINNING OF PERIOD                                               11,264,000     14,839,000

CASH, END OF PERIOD                                                    $11,669,000    $10,593,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                                                 $593,000       $314,000
 Income taxes                                                                    -              -

See accompanying notes

                        FIRST MORTGAGE CORPORATION
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               June 30, 2000

1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. In addition, this document should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for fiscal year ended March 31, 2000.

    The preparation of the financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.


2.  CAPITALIZED SERVICING RIGHTS

    Activities in capitalized servicing rights are summarized as follows:

                      Three Months ended June 30
                          2000       1999
Beginning balance     $11,555,000  $12,475,000
   Additions              477,000    2,055,000
   Amortizations and
    write offs         (1,260,000)  (1,166,000)

Ending Balance        $10,772,000  $13,364,000

3.  NOTES PAYABLE

    At June 30, 2000, the Company had line of credit agreements with two nonaffiliated banks, which provided for borrowings up to $50,000,000 and $35,000,000 with annual interest payable monthly at 1.25% or the bank's reference rate, depending on the level of borrowings and the compensating balances maintained. At June 30, 2000, borrowings under these lines of $42,818,000 were collateralized by mortgage loans and mortgage-backed securities held for sale.

    The line of credit agreements are subject to renewal on August
    31, 2000. Both agreements contain certain requirements, including but not limited to, the maintenance of minimum net worth, debt to net worth ratio, current ratio, net income and servicing portfolio, and restrict the Company's ability to pay dividends. The Company believes its two lines of credit agreements will be renewed prior to their expiration.

   In addition to the warehouse lines of credit, the Company makes use of the short-term reverse repurchase agreement provided by an investment banking firm in connection with its inventory of mortgage-backed securities. This facility tends to carry lower interest rates and also allows the Company to better utilize its warehousing lines. Borrowings outstanding under this facility totaled $22,927,000 at June 30, 2000.

4.  EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months ended June 30
                                                    2000        1999
Numerator:
 Net income (loss)                                  $(199,000)  $ 226,000

Denominator:
 Shares used in computing basic earnings per share  5,251,137   5,318,757
 Effect of stock options treated as
  equivalents under the treasury stock method               -       3,722
 Denominator for diluted earnings per share         5,251,137   5,322,479
 Basic earnings per share                              $(0.04)    $   .04
 Diluted earnings per share                            $(0.04)    $   .04

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


RESULTS OF OPERATIONS:

Three months ended June 30, 2000 compared to three months ended June 30, 1999.


GENERAL

     First Mortgage reported net loss of $199,000 or $0.04 per share for the quarter ended June 30, 2000, compared to net income of $226,000 or $0.04 per share for the comparable 1999 quarter. The loss was attributable to the increase in mortgage interest rates during the quarter, which resulted in a 56.6% reduction in new loan originations as compared to the three months ended June 30, 1999. The higher interest rates also negatively affected origination fees and gain on sale of mortgages.


REVENUES

     For the quarter ended June 30, 2000, the volume of new mortgage loans closed decreased by 56.6% to $50.5 million from $116.4 million in the prior year quarter. The decrease is a reflection of higher long-term interest rates, which significantly decreased the volume of loans in the market place.

     For the three months ended June 30, 2000, loan origination revenue decreased by 37.7% to $483,000 from $775,000 in the June 30, 1999 quarter, due primarily to a substantial drop in loan production.

     As of June 30, 2000, the Company serviced $1.492 billion in loans compared to $1.604 billion at June 30, 1999, a decrease of 7.0% compared to the year-ago quarter. The run-off in the servicing portfolio was due primarily to a sub-servicing client's sale of their servicing portfolio. Total loan servicing income, including late charges and other miscellaneous fees, decreased marginally to $1.84 million in the June 2000 quarter, from $1.93 million in the prior year quarter.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated.

                                         Three Months Ended June                                                   30,
                                           2000           1999
                                          (Dollars in thousands
                                           except average loan
                                                balance)

          Beginning loan service       $1,497,616     $1,527,507
          portfolio

             Add:Loans originated      50,510         116,374

             Less:  Prepayment and     56,605         120,799
          Amortization

          Ending loan servicing        1,491,521      1,523,082
          portfolio
             Sub-Servicing                  487          80,827
          Total servicing portfolio    $1,492,008     $1,603,909
          Average loan balance (end    $ 90,849       $  90,888
          of period)
          Number of loans                16,423          17,647


     Due to lower new loan production and increases in long-term mortgage interest rates during the quarter, the gain on sale of mortgage loans was $621,000 for the three months ended June 30, 2000, a decrease of 74.8% over the same 1999 period.

     Interest income, which reflects the interest received on mortgage loans held for sale, increased 49.3% to $1.26 million for the three months ended June 30, 2000 from $846,000 for the comparable prior year quarter. This increase was due primarily to the higher interest rates and larger volume of loans and mortgage-backed securities held for sale during the June 2000 quarter as compared to prior year quarter.


EXPENSES

     The major components of the Company's total expenses are (i) compensations and benefits, (ii) general and administrative expenses,
     (iii) amortization of capitalized servicing rights, and (iv) interest expense. Total expenses for the three months ended June 30, 2000 decreased by 19.5% to $4.53 million from the three months ended June 30, 1999. Compensations and benefits were $1.63 million for the June 2000 quarter, a decrease of 29.3% over the year-ago quarter. General and administrative expense decreased by $880,000, or 48.3% over prior year. These lower expenses were a result of shrinking production in the quarter.

     Amortization of capitalized servicing rights increased by 8.6% over prior year quarter due mainly to larger investment and/or higher prepayment over the prior period.

     Interest expense increased to $699,000 for quarter ended June 30, 2000 from $337,000 for the same period in 1999. The increase was due to the utilization of reverse repo line to finance mortgage-backed securities in the Company's inventory.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirement is the funding of its new mortgage loans, loan origination expenses, advances of delinquent payments and other operating activities. To meet these funding needs, the Company relies on warehouse lines of credit with banks, short-term reverse repurchase agreement with investment banking firms, its own capital, and also cash flows from operations.

     At June 30, 2000, maximum permitted borrowings under the warehouse line of credit agreements with two nonaffiliated banks totaled $85 million and the amount outstanding was $42.82 million. Borrowings under these facilities are secured by mortgage loans and GNMA securities. The agreements contain various covenants, including minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio, and restrict the Company's ability to pay dividends. The Company was in compliance with all debt covenants at June 30, 2000. The Company believes that the warehouse agreements will be renewed when the current terms expire.

     In addition to the warehouse lines of credit, the Company makes use of the short-term reverse repurchase agreements provided by investment banking firms in connection with its inventory of mortgage-backed securities. These facilities tend to carry lower interest rates and also allow the Company to better utilize its warehousing lines. Borrowings outstanding under these facilities totaled $22.93 million at June 30, 2000.

     In the first three months in fiscal year 2000, the Company repurchased in open market transactions 2,500 shares of its common stock at an aggregate cost of $7,500.

     The Company had stockholders' equity of $28.60 million at June 30, 2000. Management believes that its current financing arrangements are adequate to meet its projected operational needs.


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

     Based on the information available and on the estimates quantified by various interest rate calculations, and also based on the interest environment as of June 30, 2000, the Company believes that a 50 basis point change in long-term interest rates over a twelve month period, up or down and all else being constant, would increase or decrease the Company's gross income by approximately $2 million dollars. These estimates are limited by the fact that they are performed at a particular point in time and do not incorporate many other factors and, consequently, should not be relied on as a forecast of actual results.


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

PROSPECTIVE TRENDS

     During the fiscal quarter ended June 30, 2000, long term interest rates continued to move upwards from the new levels which prevailed during the comparable period of last fiscal year. Each move up eliminated more loans eligible for refinancing and since much of our production was in refinance loans, our new loan production has fallen accordingly. Compared to last year, our originations fell 56.6%.

     On the positive side however, for the first time in many months our new loan applications in June actually increased by 13.5% over the year-earlier month, and were at the highest level thus far in the fiscal year. Although a good sign, it's too soon to tell whether this is a turning point or only a temporary spike.

     Loan applications for the purchase of homes have increased to 77% of our pipeline, while refinance loans are at a more normal 23%. A significant part of the purchase loan increase is a result of our earlier decision to expand our retail branch channel, which is more heavily directed towards purchases rather than refinances. We now have ten retail branch locations, compared to five a year ago. We are seeking opportunities to open others as we continue to expand retail operations. Other production channels, such as wholesale and direct marketing, are at low production levels and are likely to remain there under the current market conditions.

     Our experiences over the past year are mirroring the entire industry, which has been reporting similar results. Loan production is pretty much at about 50% of the previous year, and there isn't much likelihood for a change until and unless interest rates retreat from the present levels. We believe the Company has all of the loan programs and tools necessary to grow loan production when the interest rate environment is again favorable. In the meantime our revenues and operating results will remain adversely affected.

                       PART II.  OTHER INFORMATION.


Item 6. Exhibits and Reports of Form 8-K.

        (a)  No exhibits are filed with this report.

        (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST MORTGAGE CORPORATION




Date:  August 12, 2000                 By: S/Clement Ziroli
                                           Clement Ziroli
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer



Date:  August 12, 2000                 By: S/Pac W. Dong
                                           Pac W. Dong
                                           Executive Vice President,
                                           Chief Financial Officer