Form 10-Q
period 2000-09-30
FIRST MORTGAGE CORP /CA/
filed 2000-11-09
CIK 883369

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                         _____________________


                               FORM 10-Q



[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

                                  or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the transition period from ___________ to_____________


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

                  YES  X                       NO____

As of September 30, 2000, 5,210,502 shares of the registrant's common stock were outstanding.

                      FIRST MORTGAGE CORPORATION
                               FORM 10-Q

                                 INDEX




Part I - Financial Information                                   Page

Item 1. Financial Statements:

        Balance Sheet
           September 30, 2000 (Unaudited) and March 31, 2000             3

        Unaudited Statement of Income
           Three Months and Six Months Ended September 30,
           2000 and 1999                                                 4

        Unaudited Statement of Cash Flows
           Six Months Ended September 30, 2000 and 1999                  5

        Notes to Unaudited Financial Statements                          6-7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        8-12

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                 13

Signatures                                                               14

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                      FIRST MORTGAGE CORPORATION

                             BALANCE SHEET

                                                         September 30, 2000 March 31, 2000
                                                             (Unaudited)
ASSETS
Cash                                                         $16,107,000    $11,264,000
Mortgage loans and mortgage-backed
   securities held for sale                                   60,224,000     67,336,000
Other receivables and servicing advances                       3,698,000      5,558,000
Capitalized servicing rights, net                             10,329,000     11,555,000
Property and equipment, net                                      653,000        581,000
Prepaid expenses and other assets                              1,819,000      1,531,000

TOTAL ASSETS                                                 $92,830,000    $97,825,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Notes payable, banks                                      $11,278,000    $19,291,000
   Note payable, other                                        45,433,000     43,787,000
   Sight drafts payable                                          576,000        393,000
   Accounts payable and accrued liabilities                      726,000        564,000
   Deferred income taxes                                       5,638,000      4,979,000

      Total Liabilities                                       63,651,000     69,014,000

STOCKHOLDERS' EQUITY
   Preferred stock, no par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares - None                             -              -
   Common stock, no par value:
      Authorized shares - 10,000,000
      Issued and outstanding shares - 5,210,502 at
      September 30, 2000 and 5,253,197 at March 31, 2000       2,436,000      2,559,000
   Retained earnings                                          26,743,000     26,252,000

         Total Stockholders' Equity                           29,179,000     28,811,000

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                    $92,830,000    $97,825,000


See accompanying notes

                      FIRST MORTGAGE CORPORATION

                     UNAUDITED STATEMENT OF INCOME

                                         Three Months Ended        Six Months Ended
                                         September 30,             September 30,
                                         2000         1999         2000        1999
REVENUES:
   Loan origination income               $  528,000   $  629,000   $1,011,000  $1,404,000
   Loan servicing income                  1,814,000    1,948,000    3,658,000    3,873,000
   Gain on sale of mortgage loans         1,901,000      187,000    2,522,000    2,651,000
   Interest income                        1,238,000    1,462,000    2,501,000    2,308,000
   Other Income                               5,000        4,000        8,000        4,000

         Total revenues                   5,486,000    4,230,000    9,700,000   10,240,000

EXPENSES:
   Compensation and benefits              1,820,000    1,666,000    3,450,000    3,973,000
   General and administrative expenses      950,000    1,071,000    1,892,000    2,893,000
   Amortization of capitalized servicing
      rights                              1,133,000    1,236,000    2,389,000    2,393,000
   Interest expense                         427,000      558,000    1,126,000      895,000

         Total expenses                   4,330,000    4,531,000    8,857,000   10,154,000

INCOME (LOSS) BEFORE INCOME TAXES         1,156,000     (301,000)     843,000       86,000

INCOME TAX (BENEFITS)                       466,000     (122,000)     352,000       39,000

NET INCOME (LOSS)                        $  690,000   $ (179,000)  $  491,000  $    47,000

BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE                        $     0.13   $    (0.03)  $     0.09  $      0.01



See accompanying notes

                      FIRST MORTGAGE CORPORATION
                   UNAUDITED STATEMENT OF CASH FLOWS
                                                                           Six Months Ended
                                                                             September 30
                                                                     2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                              $491,000       $   47,000
 Adjustments to reconcile net income to net cash provided by (used
  in) operating activities:
 Provision for deferred income taxes                                      659,000        1,106,000
 Provision for losses on foreclosure                                     (124,000)        (250,000)
 Amortization of capitalized servicing rights                           2,389,000        2,393,000
 Depreciation and amortization of property and equipment                  112,000          138,000
 Change in excess service fee                                               9,000           18,000
 Gain (loss) on sale of assets                                              2,000           (2,000)
 Originations and purchases of mortgage loans held for sale          (103,318,000)    (173,658,000)
 Sales and principal repayments of mortgage loans held for sale       110,430,000      145,952,000
 Change in other receivables and servicing advances                     1,984,000        1,663,000
 Change in prepaid expenses and other assets                             (288,000)        (973,000)
 Change in accounts payable and accrued liabilities                       162,000       (2,172,000)

Net cash provided by (used in) operating activities                    12,508,000      (25,738,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of mortgage servicing rights                                    (23,000)        (518,000)
 Originated mortgage servicing rights                                  (1,149,000)      (2,583,000)
 Purchase of furniture, equipment and leasehold improvements             (187,000)         (76,000)
 Proceeds from sale of assets                                               1,000            4,000

Net cash used in investing activities                                  (1,358,000)      (3,173,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in notes payable, banks                                        (8,013,000)       8,359,000
 Change in sight drafts payable                                           183,000       (9,120,000)
 Change in note payable, other                                          1,646,000       24,886,000
 Repurchase of common stock                                              (123,000)        (311,000)

Net cash provided by (used in) financing activities                    (6,307,000)      23,814,000

INCREASE (DECREASE) IN CASH                                             4,843,000       (5,097,000)

CASH, BEGINNING OF PERIOD                                              11,264,000       14,839,000

CASH, END OF PERIOD                                                   $16,107,000      $ 9,742,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                                             $ 1,071,000      $   859,000
 Income taxes                                                                   -                -

See accompanying notes

                      FIRST MORTGAGE CORPORATION
                NOTES TO UNAUDITED FINANCIAL STATEMENTS
                          September 30, 2000

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


2.  CAPITALIZED SERVICING RIGHTS

    Activities in capitalized servicing rights are summarized as follows:

                                      Six Months ended
                                        September 30
                                  2000                1999
Beginning balance                 $11,555,000         $12,475,000
   Additions                        1,172,000           3,101,000
   Amortizations and write offs    (2,398,000)         (2,411,000)

Ending balance                    $10,329,000         $13,165,000

3.  NOTES PAYABLE

    At September 30, 2000, the Company had mortgage loan warehousing agreements with two nonaffiliated banks, which provided for borrowings up to $50,000,000 and $35,000,000 with annual interest payable monthly at 1.25% or the bank's reference rate, depending on the level of borrowings and the compensating balances maintained. At September 30, 2000, borrowings under these lines of $11,278,000 were collateralized by mortgage loans and mortgage-backed securities held for sale.

    The mortgage loan warehousing agreements are subject to renewal on August 31, 2001, and both contain certain requirements, including but not limited to, the maintenance of minimum net worth, debt to net worth ratio, current ratio, net income and servicing portfolio, and restrict the Company's ability to pay dividends. The Company believes its warehousing agreements will be renewed prior to their expiration.

    In addition to the warehousing agreements, the Company makes use of the short-term reverse repurchase agreement provided by investment banking firms in connection with its inventory of mortgage-backed securities. These facilities tend to carry lower interest rates and also allow the Company to better utilize its warehousing lines. Borrowings outstanding under this facility totaled $45,433,000 at September 30, 2000.

4.  EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended Six Months Ended
                                                     September 30,              September 30,
                                                     2000         1999          2000         1999
Numerator:
 Net income                                            $690,000    $(179,000)    $491,000      $47,000

Denominator:
 Shares used in computing basic earnings per share    5,217,819    5,298,983    5,234,387    5,308,816
  Effect of stock options treated as equivalents
   under the treasury stock method                            -        2,636            -        6,358
Denominator for diluted earnings per share            5,217,819    5,301,619    5,234,387    5,315,174
Basic earnings per share                                   $.13        $(.03)        $.09         $.01
Diluted earnings per share                                 $.13        $(.03)        $.09         $.01

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


RESULTS OF OPERATIONS:

Three months ended September 30, 2000 compared to three months ended September 30, 1999.


GENERAL

     First Mortgage reported net income of $690,000 or $0.13 per share for the quarter ended September 30, 2000, compared to a net loss of $179,000 or $0.03 per share for the comparable 1999 quarter. The higher net income was primarily attributable to the easing of mortgage interest rates during the course of the period, which enabled us to reverse a significant portion of the loss reserve against the mortgage-backed securities inventory.


REVENUES

     For the quarter ended September 30, 2000, the volume of new mortgage loans closed decreased by 7.8% to $52.81 million from $57.28 million in the prior year quarter and loan origination revenue decreased by approximately 16.1% to $528,000 from $629,000 of the September 1999 quarter. The decrease is a reflection of higher long-term interest rates as compared to the prior year quarter, which significantly impacted refinancing loans in the market place, and to a lesser degree, loans for the purchase of housing.

     As of September 30, 2000, the Company serviced $1.487 billion in loans compared to $1.638 billion at September 30, 1999, a decrease of 9.2%. Total loan servicing income, including late charges and other miscellaneous fees also fell slightly to $1.81 million in the September 2000 quarter, from $1.95 million in the prior year quarter. The drop in the servicing portfolio balance was due primarily to a sub-servicing client selling their servicing portfolio, and the acquirer doesn't require sub-servicing.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated.

                                           Three Months Ended
                                              September 30,
                                           2000           1999
                                          (Dollars in thousands
                                           except average loan
                                                balance)
Beginning loan service portfolio       $1,492,008     $1,523,082

Add: Loans originated                      52,808         57,284
     Purchased Loans                        5,811         70,505

Less:  Prepayment and amortization         67,849         91,706

Ending loan servicing portfolio         1,482,778      1,559,165
Sub-Servicing                               4,436         78,540
Total servicing portfolio              $1,487,214     $1,637,705
Average loan balance (end of period)     $ 91,279      $  91,380
Number of Loans                            16,293         17,922


     Due to a decrease in long-term mortgage interest rates towards the end of the quarter, the gain on sale of mortgage loans was $1.901 million for the three months ended September 30, 2000, as we were able to sell loans at a higher gain and reverse a significant portion of the loss reserve against the mortgage-backed securities inventory.

     Interest income, which reflects the interest received on mortgage loans and mortgage-backed securities held for sale, decreased to $1.24 million for the three months ended September 30, 2000 from $1.46 million for the comparable prior year quarter. This decrease was due primarily to the smaller mortgage-backed securities inventory carried in the warehouse line by the Company during the September 2000 quarter.


EXPENSES

     The major components of the Company's total expenses are (i) compensations and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and
     (iv) interest expense. Total expenses for the three months ended September 30, 2000 decreased by $201,000 to $4.33 million from $4.53 million for the quarter ended September 30, 1999. Compensations and benefits were $1.82 million for the September 2000 quarter, an increase of 9.2% over the year-ago quarter. The increase in compensation and benefits were the result of the expansion of our retail origination branches. General and administrative expense decreased by $121,000, or 11.3% over the prior period. These lower general and administrative expenses were a direct result of contracting production operations in the quarter, along with other cost reduction measures taken by the Company over the course of this year.

     Amortization of capitalized servicing rights decreased compared to the year earlier quarter due mainly to the lower volume of prepayments from refinances over the comparable prior period.

     Interest expense decreased 23.5% to $427,000 for quarter ended September 2000 from $558,000 for the same period in 1999. The decrease was due to a lower volume of loans and mortgage-backed securities carried in the warehouse line towards the end of the quarter, as compared to the same period a year ago.

RESULTS OF OPERATIONS:

Six months ended September 30, 2000 compared to six months ended
September 30, 1999.


GENERAL

     In the six months ended September 30, 2000, the Company reported net income of $491,000 or $0.09 per share, compared to net income of $47,000 million or $0.01 per share for the same period of 1999. The increase in net income was largely due to reduction of general and administrative expenses resulting from substantially lower loan production and effective cost cutting measures taken by the Company.


REVENUES

     For the six months ended September 30, 2000 the volume of new mortgage loan originations decreased 40.5% to $103.32 million from $173.66 million in the comparable period last year, and the loan origination revenue decreased 28.0% to $1.01 million from $1.40 million for the six months ended September 30, 1999. The lower loan origination revenue was largely due to the reduction of new loans originated by the Company.

     Loan servicing income, representing the loan servicing fees, late charges and other fees earned by the Company for administering the loans in its servicing portfolio, fell slightly to $3.66 million for the six months ended September 30, 2000 from $3.87 million for the same period in 1999. The decrease in servicing income is primarily due to a small drop in the Company's servicing portfolio as a sub-servicing client sold its entire servicing portfolio and the acquirer does not require sub-servicing.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated:

                                     Six Months Ended September 30,
                                     2000           1999
                        (Dollars in thousands except average loan balance)
Beginning loan service portfolio    $1,497,616     $1,527,507
Add:  Loans originated                 103,318        173,658
      Purchased Loans                    5,811         70,505

Less:  Prepayment and amortization     123,967        212,505

Ending loan servicing portfolio      1,482,778      1,559,165
Sub-Servicing                            4,436         78,540
Total servicing portfolio           $1,487,214     $1,637,705
Average loan balance (end of period)   $91,279        $91,380
Number of Loans                         16,293         17,922


     The sale of mortgages for the six months ended September 30, 2000 resulted in a gain of $2.52 million compared to a gain of $2.65 million for the 1999 period. The decrease is primarily attributable to the reduction in new loans originated.

     Interest income, which reflects the interest earned on mortgage loans and mortgage-backed securities held for sale, was $2.50 million for the six months ended September 30, 2000 as compared to $2.31 million over the comparable 1999 period. The increase was as a result of the higher volume of mortgage-backed securities carried in the warehouse line compared to the earlier period.

EXPENSES

     The major components of the Company's total expenses are (i) compensation and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and
     (iv) interest expenses. Total expenses for the six months ended September 30, 2000 decreased by $1.30 million or 12.8% from the six months ended September 30, 1999. Compensation and benefits decreased 13.2% to $3.45 million compared to $3.97 million in the first six months of fiscal year 1999. General and administrative expenses decreased by 34.6% to $1.89 million from $2.89 million in the comparable period in 1999. The decreases in these expenses were largely a result of the reduction in loan originations and associated compensation and general and administrative expenses in the first half of fiscal year 2000.

     The amortization of capitalized servicing rights was essentially flat compared to the prior period.

     Interest expense increased 25.8% to $1.126 million as compared to $895,000 in the year-earlier six months, due primarily to the larger volume of loans and mortgage-backed securities carried in the warehouse line during the period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirement is the funding of its new mortgage loans and loan origination expenses. To meet these funding needs, the Company relies on warehouse lines of credit with banks, its own capital, and also cash flows from operations.

     At September 30, 2000, maximum permitted borrowings under the mortgage loan warehousing agreements with two nonaffiliated banks totaled $85 million and the amount outstanding was $11.28 million. Borrowings under these facilities are secured by mortgage loans and mortgage-backed securities. The agreements contain various covenants, including minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio, and restrict the Company's ability to pay dividends. The Company was in compliance with all debt covenants at September 30, 2000. The Company believes that the warehouse agreements will be renewed when the current term expires.

     In addition to the warehouse lines of credit, the Company makes use of the short-term reverse repurchase agreements provided by two investment banking firms in connection with its inventory of mortgage-backed securities. These facilities tend to carry lower interest rates and also allow the Company to better utilize its warehousing lines. Borrowings outstanding under this facility totaled $45.43 million at September 30, 2000.

     In the first six months in fiscal year 2001, the Company repurchased in open market transactions 42,695 shares of its common stock at an aggregate cost of $123,000.

     The Company had stockholders' equity of $29.18 million at September 30, 2000. Management believes that its current financing arrangements are adequate to meet its projected operational needs.


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

     Based on the information available and on the estimates quantified by various interest rate calculations, and also based on the interest environment as of September 30, 2000, the Company believes that a 50 basis point change in long-term interest rates over a twelve month period, up or down and all else being constant, would increase or decrease the Company's gross income by approximately $2.5 million dollars. These estimates are limited by the fact that they are performed at a particular point in time and do not incorporate many other factors and, consequently, should not be relied on as a forecast of actual results.


PROSPECTIVE TRENDS

     During the fiscal quarter ended September 30, 2000, long-term interest rates flattened and then began to slowly ease from the earlier levels. This arrested the year long slide in new loan originations and our new loan closings for August and September were virtually the same as the year earlier levels. Because the majority of new loan business is now for purchase loans rather than refinance, traditional seasonality factors are coming back into play, and new loan applications can be expected to remain at modest levels throughout the winter. Should long-term interest rates continue to ease however, new loan application volume could jump very quickly.

     We are continuing our strategy to grow our retail channel and are aggressively looking for new locations and the appropriate personnel for this growth. Our most recent new retail office is in Nevada.

     In order to be better prepared for the possibility of a new wave of refinance loans, we are remodeling two of our existing websites to make them more useful and user-friendly for consumers. The new sites should be ready by the end of November, and will have interactive features not available on our present sites. We have also acquired the domain name firstmortgage.com, which will make our consumer site easy to find, not only for existing customers, but particularly for search engines looking for lenders who make first mortgage loans.

                     PART II.  OTHER INFORMATION.


Item 6. Exhibits and Reports of Form 8-K.

        (a)  No exhibits are filed with this report.

        (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                              SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST MORTGAGE CORPORATION




Date:  November 10, 2000             By  S/Clement Ziroli
                                         Clement Ziroli
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer



Date:  November 10, 2000             By  S/Pac W. Dong
                                         Pac W. Dong
                                         Executive Vice President,
                                         Chief Financial Officer