Form 10-Q
period 2000-12-30
FIRST MORTGAGE CORP /CA/
filed 2001-02-12
CIK 883369

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                         _____________________


                               FORM 10-Q



[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
       For the quarterly period ended December 31, 2000

                                  or

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

                  YES  X                       NO____

As of December 31, 2000, 5,210,502 shares of the registrant's common stock were outstanding.

                      FIRST MORTGAGE CORPORATION
                               FORM 10-Q

                                 INDEX



Part I - Financial Information                                           Page


Item 1. Financial Statements:

        Balance Sheet
           December 31, 2000 (Unaudited) and March 31, 2000              3

        Unaudited Statement of Operations
           Three Months and Nine Months Ended December 31,
           2000 and 1999                                                 4

        Unaudited Statement of Cash Flows
           Nine Months Ended December 31, 2000 and 1999                  5

        Notes to Unaudited Financial Statements                          6-7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        8-12

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                 13

Signatures                                                               14

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                      FIRST MORTGAGE CORPORATION

                             BALANCE SHEET
                                                        December 31, 2000   March 31, 2000
                                                        (Unaudited)
ASSETS
Cash                                                    $17,688,000          $11,264,000
Mortgage loans and mortgage-backed
 securities held for sale                                16,373,000           67,336,000
Other receivables and servicing advances                  3,917,000            5,558,000
Capitalized servicing rights, net                         9,840,000           11,555,000
Property and equipment, net                                 718,000              581,000
Prepaid expenses and other assets                         1,000,000            1,531,000

TOTAL ASSETS                                             $49,536,000         $97,825,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Notes payable, banks                                  $14,163,000         $19,291,000
   Note payable, other                                             -          43,787,000
   Sight drafts payable                                      994,000             393,000
   Accounts payable and accrued liabilities                  806,000             564,000
   Deferred income taxes                                   4,107,000           4,979,000

      Total Liabilities                                   20,070,000          69,014,000

STOCKHOLDERS' EQUITY
   Preferred stock, no par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares-None                           -                   -
   Common stock, no par value:
      Authorized shares - 10,000,000
      Issued and outstanding shares-5,210,502 at            2,436,000          2,559,000
      December 31, 2000 and 5,253,197 at March 31, 2000
   Retained earnings                                       27,030,000         26,252,000

         Total Stockholders' Equity                        29,466,000         28,811,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $49,536,000        $97,825,000

See accompanying notes

                      FIRST MORTGAGE CORPORATION

                   UNAUDITED STATEMENT OF OPERATIONS
                                            Three Months Ended        Nine Months Ended
                                            December 31,              December 31,
                                            2000         1999         2000        1999
REVENUES:
   Loan origination income                   $581,000     $395,000   $1,592,000   $1,799,000
   Loan servicing income                    1,804,000    1,950,000    5,462,000    5,823,000
   Gain on sale of mortgage loans           1,711,000       13,000    4,233,000    2,664,000
   Interest income                          1,110,000    1,305,000    3,611,000    3,613,000
   Other Income                                 1,000        7,000        9,000       11,000

         Total revenues                     5,207,000    3,670,000   14,907,000   13,910,000

EXPENSES:
   Compensation and benefits                1,737,000    1,392,000    5,187,000    5,365,000
   General and administrative expenses        956,000      937,000    2,848,000    3,830,000
   Amortization of capitalized servicing
      rights                                1,135,000    1,041,000    3,524,000    3,434,000
   Interest expense                           883,000      697,000    2,009,000    1,592,000

         Total expenses                     4,711,000    4,067,000   13,568,000   14,221,000

INCOME (LOSS) BEFORE INCOME TAXES             496,000     (397,000)   1,339,000     (311,000)

INCOME TAX (BENEFITS)                         209,000     (163,000)     561,000     (124,000)

NET INCOME (LOSS)                          $  287,000   $ (234,000) $   778,000  $  (187,000)

BASIC AND DILUTED EARNINGS
    (LOSS) PER SHARE                       $     0.06   $    (0.04) $      0.15  $     (0.04)



See accompanying notes


                      FIRST MORTGAGE CORPORATION
                   UNAUDITED STATEMENT OF CASH FLOWS
                                                                   Nine Months Ended
                                                                   December 31,
                                                               2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                    $     778,000   $    (187,000)
 Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
 Provision for deferred income taxes                                (872,000)      1,411,000
 Provision for losses on foreclosure                                (185,000)       (325,000)
 Amortization of capitalized servicing rights                      3,524,000       3,434,000
 Depreciation and amortization of property and equipment             174,000         196,000
 Change in excess service fee                                         11,000          27,000
 Loss on sale of assets                                                2,000          19,000
 Originations and purchases of mortgage loans held for sale     (162,940,000)   (216,824,000)
 Sales and principal repayments of mortgage loans held for sale  213,903,000     197,226,000
 Change in other receivables and servicing advances                1,826,000       2,768,000
 Change in prepaid expenses and other assets                         531,000      (1,461,000)
 Change in accounts payable and accrued liabilities                  242,000      (2,024,000)

Net cash provided by (used in) operating activities               56,994,000     (15,740,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of mortgage servicing rights                               (23,000)       (518,000)
 Originated mortgage servicing rights                             (1,797,000)     (3,087,000)
 Purchase of furniture, equipment and leasehold improvements        (316,000)        (79,000)
 Proceeds from sale of assets                                          3,000          14,000

Net cash used in investing activities                             (2,133,000)     (3,670,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in notes payable, banks                                   (5,128,000)    (17,877,000)
 Change in sight drafts payable                                      601,000      (9,392,000)
 Change in note payable, other                                   (43,787,000)     44,368,000
 Repurchase of common stock                                         (123,000)       (311,000)

Net cash provided by (used in) financing activities              (48,437,000)     16,788,000

INCREASE (DECREASE) IN CASH                                        6,424,000      (2,622,000)

CASH, BEGINNING OF PERIOD                                         11,264,000      14,839,000

CASH, END OF PERIOD                                              $17,688,000     $12,217,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                                         $2,071,000      $1,274,000
 Income taxes                                                        915,000               -

See accompanying notes

                      FIRST MORTGAGE CORPORATION
                NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           December 31, 2000

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


2.  CAPITALIZED SERVICING RIGHTS

    Activities in capitalized servicing rights are summarized as follows:

                                Nine Months ended
                                December 31
                                2000         1999
Beginning balance               $11,555,000  $12,475,000
   Additions                      1,820,000    3,605,000
   Amortizations and write offs  (3,535,000)  (3,461,000)

Ending balance                   $9,840,000  $12,619,000


3.  NOTES PAYABLE

    At December 31, 2000, the Company had mortgage loan warehousing agreements with two nonaffiliated banks, which provided for borrowings up to $50,000,000 and $35,000,000 with annual interest payable monthly at 1.25% or the bank's reference rate, depending on the level of borrowings and the compensating balances maintained. At December 31, 2000, borrowings under these lines of $14.16 million were collateralized by mortgage loans held for sale.

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

   In addition to the warehousing agreements, the Company made use of the short-term reverse repurchase agreements provided by two investment banking firms in connection with its inventory of mortgage-backed securities. These facilities tend to carry lower interest rates and also allow the Company to better utilize its warehousing lines when mortgage production increases. There were no borrowings outstanding under these facilities at December 31, 2000.

4.  EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three Months Ended     Nine Months Ended
                                                       December 31,           December 31,
                                                       2000       1999        2000         1999
Numerator:
 Net income                                             $287,000   $(234,000)    $778,000  $(187,000)

Denominator:
 Shares used in computing basic earnings per share     5,210,502   5,270,897    5,226,396  5,296,130
  Effect of stock options treated as
   equivalents under the treasury stock method                 -           -            -      6,358
Denominator for diluted earnings per share             5,210,502   5,270,897    5,226,396  5,302,488
Basic earnings per share                                    $.06       $(.04)        $.15      $(.04)
Diluted earnings per share                                  $.06       $(.04)        $.15      $(.04)

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


RESULTS OF OPERATIONS:

Three months ended December 31, 2000 compared to three months ended December 31, 1999.


GENERAL

     First Mortgage reported a net profit of $287,000 or $0.06 per share for the quarter ended December 31, 2000, compared to net loss of $234,000 or $0.04 per share for the comparable 1999 quarter. The profit was attributable to decreases in interest rates which substantially boosted new loan originations for the Company and the industry. In turn, this led to increases in loan origination and gain on sale of mortgages, two of the primary sources of revenue for the Company. The increase in earnings was, however, offset partially by higher compensation; general and administrative expenses and amortization of capitalized servicing rights.


REVENUES

     For the quarter ended December 31, 2000, the volume of new mortgage loans closed increased by 37.6% to $59.62 million from $43.33 million in the prior year quarter. The increase is a direct reflection of lower long-term interest rates, which increased the volume of loans in the market place, coupled with our retail branch expansion we began last year.

     For the three months ended December 31, 2000, loan origination revenue increased by approximately 47.1% to $581,000 from the December 1999 quarter, due primarily to the increase in mortgage production.

     As of December 31, 2000, the Company serviced $1.475 billion in loans compared to $1.543 billion at December 31, 1999, a decrease of 4.4% compared to the year-ago quarter. The run-off in the Company's own servicing portfolio was due to amortization and low loan production during most of calendar 2000, prior to the decrease in interest rates. Total loan servicing income, including late charges and other miscellaneous fees, hence declined to $1.80 million in the December 2000 quarter, from $1.95 million in the prior year quarter.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated.

                                               Three Months Ended
                                                   December 31
                                               2000           1999
                                               (Dollars in thousands
                                               except average loan balance)
          Beginning loan service portfolio     $1,487,214      $1,559,165

          Add: Loans originated                    59,622          43,331

          Less: Prepayment and amortization        80,381          67,492

          Ending loan servicing portfolio       1,466,455       1,535,004
          Sub-Servicing                             8,637           7,657
          Total servicing portfolio            $1,475,092      $1,542,661
          Average loan balance (end of period)   $ 91,479       $  91,045

     Due to the declining long-term mortgage interest rates during the quarter and the increase in new loan production, the gain on sale of mortgage loans increased dramatically to $1.71 million for the three months ended December 31, 2000, as compared to only $13,000 for the 1999 period.

     Interest income decreased to $1.11 million for the three months ended December 31, 2000 from $1.31 million for the comparable prior year quarter. This decrease was due primarily to the lower interest rates in this quarter as compared to the December 1999 quarter.


EXPENSES

     The major components of the Company's total expenses are (i) compensations and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and
     (iv) interest expense. Total expenses for the three months ended December 31, 2000 increased by 15.8% to $4.71 million from the $4.07 million for the three months ended December 31, 1999. Compensations and benefits were $1.74 million for the December 2000 quarter, an increase of 24.8% over the year-ago quarter. General and administrative expense increased by $19,000, or 2.0% over the prior year. These higher expenses were a direct result of expanded production operations in the quarter.

     Amortization of capitalized servicing rights increased by 9.0% over prior year quarter due mainly to larger investment in servicing rights and higher volume of loan prepayments over prior fiscal year.

     Interest expense increased 26.7% to $883,000 for quarter ended December 31, 2000 from $697,000 for the same period in 1999. The increase was due to the larger mortgage inventory and mortgage-backed securities carried during most of the quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

Nine months ended December 31, 2000 compared to nine months ended
December 31, 1999.


GENERAL

     In the nine months ended December 31, 2000, the Company reported a net profit of $778,000 or $0.15 per share, compared to a net loss of $187,000 or ($0.04) per share for the same period of 1999. Total revenue increased by 7.2% to $14.91 million from $13.91 million in the comparable prior period. The increase in net income was due to decreases in interest rates during the later course of the year, which increased new loan originations for the Company and the industry. In turn, this led to a steep increase in gain on sale of mortgage revenues, one of the primary sources of revenue for the Company.


REVENUES

     For the nine months ended December 31, 2000, loan origination revenue decreased 11.5% to $1.59 million from $1.80 million for the nine months ended December 31, 1999. The lower loan origination revenue was primarily due to the lower volume of new loans originated by the Company during the first half of the fiscal year.

     The volume of new mortgage loan originations decreased 24.9% to $162.94 million from $216.82 million in the comparable period last year, with all of the decrease taking place in the first half of the fiscal year.

     Loan servicing income, representing the loan servicing fees, late charges and other fees earned by the Company for administering the loans in its servicing portfolio, fell 6.2% to $5.46 million for the nine months ended December 31, 2000 from $5.82 million for the same period in 1999. The slight decrease in servicing income is primarily due to lower delinquency rates which reduced late charges, and the lower volume of loans currently serviced by the Company.

     The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated:

                                               Nine Months Ended December 31,
                                               2000           1999
                                               (Dollars in thousands
                                               except average loan balance)
          Beginning loan service portfolio     $1,497,616     $1,527,507
          Add: Loans originated                   162,940        216,824

          Less: Prepayment and amortization       194,101        209,327

          Ending loan servicing portfolio       1,466,455      1,535,004
          Sub-Servicing                             8,637          7,657
          Total servicing portfolio            $1,475,092     $1,542,661
          Average loan balance (end of period)    $91,479        $91,045

     The sale of mortgages for the nine months ended December 31, 2000 resulted in a gain of $4.23 million compared to a gain of $2.66 million for the 1999 period. The increase is primarily attributable to the reduction in interest rates over the last fiscal quarter, enabling the Company to make a substantial gain on mortgages held for sale.

     Interest income at $3.61 million was virtually the same as the year earlier period.


EXPENSES

     The major components of the Company's total expenses are (i) compensation and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and
     (iv) interest expenses. Total expenses for the nine months ended December 31, 2000 decreased by $653,000 or 4.6% from the nine months ended December 31, 1999. Compensation and benefits decreased 3.3% to $5.19 million compared to $5.37 million in the first nine months of fiscal year 1999. General and administrative expenses decreased by 25.6% to $2.85 million from $3.83 million in the comparable period in 1999. The decreases in these expenses were a direct result of reduction in loan originations and cost cutting measures taken by the Company during the year.

     The slight increase in amortization of capitalized servicing rights was mainly due to higher volume of loan prepayments over the preceding year.

     Interest expense increased 26.2% to $2.01 million as compared to $1.59 million in the year earlier nine months, due primarily to the larger mortgage inventory and mortgage-backed securities carried by the Company during the period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirement is the funding of its new mortgage loans and loan origination expenses. To meet these funding needs, the Company relies on warehouse lines of credit, reverse repurchase agreements, its own capital and also cash flows from operations.

     At December 31, 2000, maximum permitted borrowings under the warehouse line of credit agreements with two nonaffiliated banks totaled $85 million and the amount outstanding was $14.16 million. Borrowings under these facilities are secured by mortgage loans. The agreements contain various covenants, including minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio, and restrict the Company's ability to pay dividends. The Company was in compliance with all debt covenants at December 31, 2000. The Company believes that the warehouse agreements will be renewed when the current terms expire.

     In addition to warehousing agreements, the Company regularly makes use of the reverse repurchase agreements offered by two investment firms in connection with its mortgage-backed securities. There were no borrowings under these facilities at December 31, 2000.

     In the first nine months in fiscal year 2001, the Company repurchased in open market transactions 42,695 shares of its common stock at an aggregate cost of $123,000.

     The Company had stockholders' equity of $29.47 million at December 31, 2000. Management believes that its current financing arrangements are adequate to meet its projected operational needs.

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

     Based on the information available and the interest environment as of December 31, 2000, the Company believes that a 100 basis point change in long-term interest rates over a twelve month period, up or down and all else being constant, would increase or decrease the Company's net income by approximately $2.0 million dollars. These estimates are limited by the fact that they are performed at a particular point in time and do not incorporate many other factors and consequently, should not be used as forecast.


PROSPECTIVE TRENDS

     During the third quarter of fiscal 2001 interest rates retreated from the higher levels of the past two years, new loan applications increased briskly, and for the first time since January of 1999 our monthly new loan fundings (closings) increased over the year earlier results. The decrease in interest rates, coupled with the continuing expansion of our retail division, enabled us to increase our purchase loan business while refinance loan activity was boosted in our Direct Marketing Division.

     The Federal Reserve Board, having engaged in a continual service of interest rate increases over the past two years, has now reversed itself and is in the process of reducing interest rates in order to soften any recessionary effects for the economy. For out industry, which is counter-cyclical to others, this is usually good news. We are already engaged in a mini-refinance surge, which could turn into an all out refinance boom should long term interest rates fall another 50 or more basis points.

     The competitive pressures we've talked about so often are still there, but their effect is greatly reduced when we are in this part of the mortgage cycle.

     We continue to pursue opportunities to expand our retail division, which is now back up to ten offices, and we are aggressively recruiting for more. We've added personnel to our Direct
     Marketing Division so as to take advantage of the refinance loan market which is opening up once again.

     We have also just launched a new and expanded consumer website (www.firstmortgage.com). Although we have no illusions about becoming a big dot com lender, mortgage consumer websites can be a good supplemental source for refinance loans when we are in a declining interest rate environment, such as now. The Company has a big advantage over many others in that we also have retail offices, enabling us to offer both "clicks and bricks," to potential borrowers.

     We think we are positioned with the necessary channels and tools to take advantage of the opportunities which are opening up as a result of the recent reduction in interest rates. If rates stay at this level, or fall even lower, and remain that way for calendar year 2001, the Company has the potential to experience a banner year in fiscal 2002.

                     PART II.  OTHER INFORMATION.


Item 6. Exhibits and Reports of Form 8-K.

        (a)  No exhibits are filed with this report.

        (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                              SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST MORTGAGE CORPORATION




Date:  February 10, 2000             By:  S/Clement Ziroli
                                          Clement Ziroli
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer



Date:  February 10, 2000             By:  S/Pac W. Dong
                                          Pac W. Dong
                                          Executive Vice President,
                                          Chief Financial Officer