Form 10-K
period 2001-03-31
FIRST MORTGAGE CORP /CA/
filed 2001-06-28
CIK 883369

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended March 31, 2001, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-19847

FIRST MORTGAGE CORPORATION

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2960716 (I.R.S. Employer Identification No.)
3230 Fallow Field Drive Diamond Bar, California (Address of principal executive offices)	91765 (Zip Code)

(909) 595-1996
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class: None	Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant on June 15, 2001, based on the average bid and asked prices on that date reported by the OTC Bulletin Board, was $1,169,000. Solely for purposes of this calculation, all executive officers and directors of the registrant were considered affiliates as were all beneficial owners of more than 10% of the registrant's Common Stock. As of June 15, 2001, 5,208,502 shares of the registrant's Common Stock were issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the annual meeting of shareholders of the registrant to be held on September 20, 2001 are incorporated by reference into Part III hereof. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after March 31, 2001.

FIRST MORTGAGE CORPORATION
A California Corporation

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2001

 TABLE OF CONTENTS
Item No.	Description	Page

PART I
1. Business	1
2. Properties	14
3. Legal Proceedings	15
4. Submission of Matters to a Vote of Security Holders	15

PART II
5. Market for the Registrant's Common Equity and Related Stockholder Matters	15
6. Selected Financial Data	16
7. Management's Discussion and Analysis of Financial Condition and Results of Operations	17
7A. Quantitative and Qualitative Disclosures About Market Risk	25
8. Financial Statements and Supplementary Data	25
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25

PART III
10. Directors and Executive Officers of the Registrant	25
11. Executive Compensation	26
12. Security Ownership of Certain Beneficial Owners and Management	26
13. Certain Relationships and Related Transactions	26

PART IV
14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	26
Signatures	30

PART I

ITEM 1. BUSINESS

General

First Mortgage Corporation ("First Mortgage" or the "Company") is a mortgage banking firm engaged in the mortgage banking business since its incorporation in California in 1975. The Company originates, purchases, warehouses, sells and services primarily first mortgage loans for the purchase or refinance of owner-occupied one-to-four family residences located principally in California. The Company originates mortgage loans in geographic areas with moderately priced housing through a network of offices located in California, Nevada and Arizona. Mortgage loans are originated by the Company through the following channels: Retail production loans are generated by referrals from real estate agents, builders and other sources. Refinance loans are originated by the Direct Marketing division through targeted mail solicitations and direct telemarketing, and wholesale production generally represents loans originated through approved mortgage loan brokers. The Company's long-term production objective is to increase loan origination through strategically located new offices and to promote new products that can be marketed at an acceptable rate of return to the Company.

Generally, First Mortgage sells all mortgage loans that it originates or purchases to institutional investors in the secondary mortgage market. The decision of whether to retain servicing rights on a mortgage loan is influenced by the availability of marketing gains when the loan is sold; however, the Company has been successful in retaining the servicing rights on nearly all of the FHA/VA loans and some conventional loans. The Company emphasizes the origination of mortgage loans insured by the Federal Housing Authority ("FHA") or partially guaranteed by the Veterans Administration ("VA") (collectively, "FHA/VA loans"). The Company's FHA/VA loans are pooled to form securities of the Government National Mortgage Association ("GNMA") which are sold in the secondary mortgage market to investment banking firms, substantially all of which are primary dealers in government securities. Management believes that the origination of FHA/VA loans benefits the Company by (i) increased loan servicing income due to the higher servicing fees and generally longer average loan lives associated with FHA/VA loans, and (ii) reduced interest rates paid on warehousing lines of credit due to the Company's ability to utilize tax and insurance impound accounts associated with FHA/VA loans as compensating balances with its creditor banks.

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

First Mortgage funds mortgage loan originations and purchases with working capital, short-term borrowings under warehousing lines of credit and reverse repurchase agreements. The Company generally holds or "warehouses" mortgage loans for a short period of time (on average 25 days) pending their nonrecourse sale to institutional investors in the secondary market as individual loans or as mortgage-backed securities.

First Mortgage's loan servicing activities include the collection, remittance and general administration of mortgage loans. Over the years, the company has been successful in retaining servicing rights on a substantial portion of loan originations. The current interest environment, however, has induced much more refinance activities, which has accelerated the prepayment rate of the servicing portfolio. The Company has managed to negate much of the impact of this runoff by retaining most of the loans eligible for refinance through its own in-house refinance programs. The Company's mortgage servicing portfolio increased by 1.0% from $1.502 billion at March 31, 2000 to $1.517 billion at March 31, 2001, and it experienced a drop of 6.6% to $1.502 billion at March 31, 2000 compared to the previous fiscal year, mainly due to the sale of its portfolio by one of the Company's sub-servicing clients.

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

The Company receives fees from borrowers for the origination of retail loans, generally in the range of one to two percent of the principal amount of the loan. The Company also receives fees in connection with the origination of wholesale loans which average approximately 0.6% per loan. The Company may charge additional fees depending upon market conditions or the Company's objectives concerning loan origination volume and pricing. The Company incurs certain costs in originating loans, including overhead, out-of-pocket costs, interest on money borrowed to finance loans and, when the loans are subject to a purchase commitment from private investors, related commitment fees. The volume of and type of loans and commitments made by the Company vary with competitive and economic conditions, resulting in fluctuations in revenues from loan originations. In periods of rising interest rates, the Company's volume of loan originations, particularly refinancings, declines, and the Company's revenues from loan originations decrease.

The following table sets forth for the periods indicated, the number, dollar volume, percentage of total volume and average loan balance of the FHA/VA loans, conventional conforming loans and conventional nonconforming loans originated and purchased by the Company:

Year Ended March 31,

2001	2000	1999

(Dollars in thousands, except average loan balance data)

FHA/VA Loans:
Number of loans	930	1,144	3,728
Volume of loans	$109,402	$110,875	$336,647
Percent of total volume	31.9%	46.4%	38.8%
Average loan balance	$117,637	$96,919	$90,302

Conventional Conforming:
Loans (1): Number of loans	940	334	1,153
Volume of loans	$130,636	$48,910	$153,971
Percent of total volume	38.0%	20.5%	17.8%
Average loan balance	$138,974	$146,437	$133,539

Conventional Nonconforming
Loans: Number of loans	246	320	1,087
Volume of loans	$103,420	$78,941	$376,023
Percent of total volume	30.1%	33.1%	43.4%
Average loan balance	$420,407	$246,691	$345,927

Total Loans (1):
Number of loans	2,116	1,798	5,968
Volume of loans	$343,458	$238,726	$866,641
Percent of total volume	30.1%	33.1%	43.4%
Average loan balance	$162,315	$132,773	$145,215

(1) Includes sub-prime and second priority conventional conforming loans which aggregate less than 2% of the total dollar volume of loans originated and purchased in each of fiscal 2001, 2000 and 1999.

Mortgage loans originated by the Company are loans which primarily fund the purchase of owner-occupied residential real property, or refinance loans which repay and replace existing mortgage loans on owner-occupied residential real property. The volume of refinance loans as a percentage of the Company's total mortgage loan origination volume for fiscal years 2001, 2000 and 1999 was approximately 70%, 45% and 81%, respectively. For fiscal years 2001, 2000 and 1999, approximately 27%, 52% and 44%, respectively, of the Company's refinance loans were originated under the FHA's "streamline" refinance program. Pursuant to this program, the FHA insures refinance loans intended solely to reduce the payments on existing FHA-insured mortgage loans. The Company believes that in some form, refinance loans will continue to represent a portion of its total mortgage loan origination volume, the amount dependent upon the level of interest rates at any given time.

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

While the operation of a productive network of retail branch offices is essential to mortgage loan originations, the Company believes that it is equally important to maintain the flexibility to open or close branch offices in a timely, cost-efficient manner as local market conditions dictate. Accordingly, the Company typically enters into one to two year short-term leases for 1,000 to 2,000 square foot offices, and does not enter into long-term employment agreements with branch office employees. The Company currently operates a retail network of eleven retail offices located in Covina, San Gabriel, Temecula, Bakersfield, San Diego, Fresno, Redding, Garden Grove and Upland, California, as well as Mesa and Phoenix, Arizona. Management plans to add additional branch offices in order to increase new loan production, some of which may be located outside existing service areas. Given the Company's present high concentration of loan originations in California, there can be no assurance that its results of operations will not be adversely affected to the extent California experiences decreased residential real estate lending activity.

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

First Mortgage's retail marketing strategy also includes an incentive compensation system designed to encourage quality mortgage loan production and to retain productive managers and salespersons. A branch manager's compensation includes (in addition to a base salary) a bonus based upon loan production and a percentage of the branch office's annual profits. Salespersons are compensated solely on commissions based upon revenue generated from their respective loan closings. In addition, loan processors at the branch office level receive, in addition to a salary, a commission based on the number of mortgage loans which are closed and, therefore, have met the Company's underwriting criteria. The Company believes that an incentive compensation system based on the number and quality of loans produced improves overall profitability, customer and employee relations and the Company's reputation for providing timely and quality mortgage banking services.

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

First Mortgage's reputation for prompt and professional service is an integral component of the Company's marketing strategy. The Company believes that its ability to process retail loan applications quickly has become increasingly important in the market place. Despite the speed with which loan applications are processed, the Company does not compromise its comprehensive underwriting and quality control criteria. The utilization of new technology and computerization of all critical phases of operations have had a significant impact on the Company's cost control efforts, especially during upturns in refinance loan production.

The Company's wholesale loan origination business utilizes independent loan brokers to originate mortgage loan applications. The Company's wholesale operations sales staff solicits loans meeting the Company's underwriting criteria from loan brokers who have been approved by the Company. These broker-referred loan applications are subject to the same underwriting, verification and approval process applied to loan applications obtained through its retail branch offices. Upon approval, these loans are funded and closed by the Company. The Company currently operates its wholesale regional offices in San Jose and Santa Ana, California, and Phoenix, Arizona. Mortgage loan production through wholesale originations as a percentage of total loan origination volume for fiscal 2001, 2000 and 1999 was 32%, 34% and 41%, respectively.

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

Once an application has been verified and reviewed at the branch office level, a formal loan application is assembled and submitted to the Company's underwriting department. Over this past year, an increasing number of loan applications have been underwritten through automated underwriting systems, primarily the Federal National Mortgage Association's (FNMA) Desktop Underwriter, or the Federal Home Loan Mortgage Corporation's (FHLMC) Loan Prospector. These systems are rapidly becoming the industry standard for conventional loan automated underwriting and have even been adopted for the underwriting of FHA and VA loans, as well as by many private institutional investors for loans which do not meet the requirements of FNMA or FHLMC. The underwriting department scrutinizes all loan applications, other than loans purchased on a wholesale basis, in accordance with the specific agency or investors' underwriting guidelines, including loan-to-value ratios, borrower income qualifications, investor requirements, necessary insurance and property appraisal requirements. The Company's underwriting guidelines comply with the underwriting criteria of FHA, VA, FNMA and FHLMC as applicable. The Company's underwriting guidelines for conventional nonconforming loans are based on the underwriting standards required by the institutional investors to whom such loans will be sold. The Company's underwriting personnel function independently of the Company's mortgage loan origination personnel. The Company believes that the implementation and enforcement of comprehensive underwriting guidelines has mitigated the foreclosure loss expense which, as a percentage of the Company's mortgage servicing portfolio, was 0.028% in fiscal 2000, 0.061% in fiscal 1999. There was no foreclosure loss in fiscal year 2001.

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

Loan Funding. At closing, First Mortgage funds mortgage loans first with available working capital, which represents the Company's lowest cost of funds, and second with short-term borrowings under warehousing lines of credit which currently aggregate $100 million. The Company's current warehousing lines of credit include a $65 million secured line of credit for 90-day notes with Bank of America National Trust and Savings Association ("Bank of America") and a $35 million secured line of credit for 90-day notes from Sanwa Bank of California ("Sanwa Bank"). Both lines are subject to renewal on August 31, 2001. Advances under the Company's secured lines of credit are collateralized with the mortgage loans and/or mortgage-backed securities which they fund. The Company repays outstanding balances under warehousing lines of credit and replenishes its working capital with the proceeds from the sale of mortgage loans. Accordingly, the Company depends on mortgage loan sales to originate new mortgage loans without exceeding the limits of its warehousing lines of credit and available working capital.

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

In addition to the warehouse lines of credit, the Company utilizes the short-term reverse repurchase agreements with gestation feature provided by investment banking firms in connection with its inventory of mortgage-backed securities. These facilities tend to carry lower interest rates and allow the Company to better utilize its warehouse lines.

Loan Warehousing

First Mortgage normally warehouses funded mortgage loans for a short period of time (on average 25 days), depending upon the delivery dates negotiated with institutional investors, the volume of loan originations, the availability of working capital and the amount available under warehousing lines of credit prior to purchase of the loans by institutional investors. The Company receives, as net interest income, the difference between the interest received on mortgage loans and mortgage-backed securities held prior to sale which may be financed under warehousing lines of credit or the reverse repurchase agreements, and the interest paid by the Company under such lines of credit. The Company also receives interest income from mortgage loans funded with working capital. The Company attempts to mitigate interest rate risk by warehousing mortgage loans for relatively short periods of time.

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

The majority of the Company's FHA/VA loans are pooled to form GNMA securities and are sold to investment banking firms, substantially all of which are primary dealers in government securities. Conventional conforming loans are sold for cash as individual whole loans to FNMA, FHLMC or other institutional investors. The Company sells its conventional nonconforming loans to institutional investors in privately negotiated transactions. In fiscal 2001, approximately 23.6% of the principal amount of the Company's mortgage loans were converted into GNMA securities, 15.3% were sold directly to FNMA or FHLMC for cash and the remaining 61.1% of the Company's mortgage loans were sold to other institutional investors. The Company expects to continue to use these methods of selling mortgage loans, but in varying degrees in accordance with prevailing market conditions and may also employ other sales methods if management determines that it is prudent to do so.

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

The sale of mortgage loans generates a gain or loss to the Company primarily as a result of the following factors. First, the Company may fund a loan at a price (i.e., interest rate and discount) that is higher or lower than the price the Company would receive if it immediately sold the loan in the secondary mortgage market. These pricing differences occur principally as a result of competitive pricing conditions in the primary loan origination market. Over the past few years price competition has been intensive primarily due to aggressive marketing actions taken by major banks seeking to increase their market share. If the pricing pressure continues, future marketing results will be negatively impacted. Second, gains or losses may result from changes in the market value of the loans, or in the value of the commitments to purchase loans as a result of interest rate fluctuations, from the time the Company commits to a stated interest rate charged to a borrower (i.e., an interest rate lock-in) until the time the loan is sold or a fixed-price purchase commitment is obtained in the secondary mortgage market. Consequently, if the Company anticipates that interest rates will increase, it seeks to purchase commitments from institutional investors to buy mortgage loans in amounts in excess of the Company's current fundings. If the Company does not deliver loans to fulfill these commitments, the commitment fees are expensed. If interest rates subsequently increase, and if the Company has obtained such commitments at fixed interest rates and subsequently funds loans at higher interest rates, it will benefit from the increased interest rate spread. However, if the Company anticipates that interest rates will decrease, commitments are obtained from institutional investors only for those loans which the Company expects to fund immediately. This practice minimizes the potential commitment fee expense relating to unused commitments.

First Mortgage's net gain or loss on sale of mortgage loans generally equals the difference between the Company's carrying value and the selling price of the loans, net of commitment fees paid by the Company. The gain or loss on selling of mortgage loans was recognized in accordance with the Statement of Financial Accounting Standards No. 125 "Accounting for Mortgage Servicing Rights" (FAS 125). FAS 125 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on its fair value relative to the loan as a whole. Gains attributed to FAS 125 are discussed further in Notes to Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Loan Servicing

Loan servicing is performed at the Company's corporate headquarters, and includes (i) collecting and remitting loan payments, (ii) accounting for principal and interest, (iii) holding and disbursing escrow or impound funds for real estate taxes and insurance premiums, (iv) contacting delinquent borrowers, (v) supervising foreclosures, and (vi) otherwise administering mortgage loans for institutional investors. At March 31, 2001, approximately 64% of the aggregate principal amount of the Company's mortgage servicing portfolio consisted of FHA/VA loans. The Company believes that such loans are desirable to service because they typically command higher servicing fees (currently weighted average servicing fee is 0.46%) and generally have longer average loan lives. Overall, the Company receives annual loan servicing fees that presently average 0.42% (net of amortization of capitalized servicing rights and agency guarantee fees), and range from 0.25% to 1.50% per annum of the declining principal amount of serviced loans. The Company also retains late charges paid by borrowers and other customary fees associated with loan servicing. While the Company periodically has sold a portion of newly funded mortgage loans on a servicing-released basis, it has never sold any servicing rights from its mortgage servicing portfolio; however, the sale of such rights represents an available source of funds. The Company may also acquire servicing rights for loans originated by other lenders whenever attractive opportunities are encountered.

The following table sets forth certain information regarding the Company's mortgage servicing portfolio for the periods indicated:

Year Ended March 31,
2001	2000	1999

(Dollars in thousands, except for number of loans serviced and average loan balance)
Beginning loan servicing portfolio	$1,497,616	$1,527,151	$1,570,143
Add: Loans originated and purchased	343,458	238,726	866,641
Purchase of servicing	-	73,563	3,046
Less: Prepayment of loans	(159,890)	(210,817)	(487,256)
Amortization	(23,967)	(23,959)	(24,261)
Loans sold servicing released	(142,410)	(107,048)	(401,162)
Ending loan servicing portfolio	1,514,807	1,497,616	1,527,151`
Sub-servicing	2,487	4,476	80,581
Total servicing portfolio	$1,517,294	$1,502,092	$1,607,732

Number of loans serviced (end of year)	16,233	16,611	17,676
Average loan balance (end of year)	$93,470	$90,428	$90,956

The interest rate stratification of the servicing portfolio at March 31, 2001 is as follows:
Interest Rate	Principal Balance (Dollars in thousands)	Percent of Total
7.00% and Under	$ 176,832	11.7%
7.01% to 8.00%	826,849	54.5
8.01% to 9.00%	439,186	28.9
9.01% to 10.00%	57,404	3.8
Over 10.00%	17,023	1.1
Total Servicing Portfolio	$ 1,517,294	100.0%

The weighted average interest rate of the Company's servicing portfolio was 7.66% at March 31, 2001 as compared with 7.63% at March 31, 2000.

At March 31, 2001, approximately 52% of the Company's mortgage servicing portfolio was covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA. Under these agreements, the Company may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Company cannot charge any interest on such advanced funds, the Company typically recovers the advances within five to ten days upon receipt of the borrower's payment, or in the absence of such payment, most of the advances can be recovered through FHA insurance, VA guarantee, FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. In fiscal year 2001, all advances were covered by working capital and the monthly average amount of funds advanced by the Company for mortgage payments, taxes, insurance, VA buydown, foreclosure expenses and non-mandatory early removal of foreclosed loans (being processed by the Company) from GNMA pools amounted to $3,260,000. There were no foreclosure losses for fiscal 2001. The balance of the Company's mortgage servicing portfolio is covered by servicing agreements that require the Company to make required loan payments only out of funds actually received from borrowers.

The following table sets forth the geographic distribution of the Company's loan servicing portfolio at March 31, 2001.
State	Number of Loans Serviced	Percentage of No. of Loans Serviced	Principal Balance Serviced (Dollars in thousands)	Percentage of Principal Balance Serviced
California	14,076	86.7%	$1,337,006	88.1%
Arizona	692	4.3	66,791	4.4
Nevada	663	4.1	50,153	3.3
Washington	411	2.5	40,893	2.7
Texas	153	0.9	6,828	0.5
Oregon	103	0.6	10,153	0.7
Other States	135	0.9	5,470	0.3
Total	16,233	100.0%	$1,517,294	100.0%

The Company believes that its mortgage servicing portfolio (net of capitalized mortgage servicing assets) has significant market value, although approximately fifty percent of the mortgage servicing portfolio has not been treated as an asset for financial statement reporting purposes. The two primary risks to mortgage servicing portfolio revenue (and therefore mortgage servicing portfolio market value) are loan prepayments and loan foreclosures which prematurely eliminate or reduce future loan servicing fees. The prepayment risk to the mortgage servicing portfolio increases as (i) mortgage interest rates decline, and (ii) the percentage of adjustable rate mortgages ("ARM's") in a servicing portfolio increases because ARM's historically are prepaid more frequently than fixed-rate loans. The Company believes that the composition of its mortgage servicing portfolio, as measured by interest rates, compares favorably to that of the mortgage banking industry as a whole. At March 31, 2001, ARM's represented approximately 9% of the aggregate dollar amount of loans in the Company's mortgage servicing portfolio. At March 31, 2001, 0.33% of the number of mortgage loans in the Company's mortgage servicing portfolio were more than 90 days past due, and 0.36% of the number of mortgage loans were in foreclosure.

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

Seasonality

The purchase loan segment of the mortgage banking industry is usually subject to seasonal trends. These trends reflect the general pattern of nationwide home sales. Such sales typically peak during the spring and summer seasons and decline to lower levels from mid-October through January. The refinance segment is not seasonal, instead peaking whenever interest rates fall.

Competition

The mortgage banking business is highly competitive and fragmented. First Mortgage Corporation competes with other mortgage bankers, state and national banks, savings and loan associations, mortgage brokers, credit unions and others for mortgage loans. The periodic refinance surges of 1993, 1998 and again in early 2001 led to a rapid expansion of mortgage providers, resulting in industry over-capacity whenever interest rates increase and the volume of new mortgage loans declines accordingly. During fiscal year 2001 competition for mortgage loans intensified due to the shrinking market of calendar 2000 and the expanded aggressiveness of major banks. Banks have an advantage over others in that they can price their mortgages at their lower short term cost of funds. And, due to their strengthened capital position which increases their capacity to hold portfolio loans, banks are extremely aggressive with mortgage price discounting in order to expand their mortgage base as a platform from which to cross-sell other bank products. The result is a competitive market wherein major banks, through their mortgage banking subsidiaries, are more aggressively pricing their loans than the traditional secondary market agencies such as FHLMC and FNMA. Recognizing this, the Company has correspondent relationships with several of the most aggressive major banks. The Company also competes by operating only in strategically selected geographic markets, motivating its sales force through incentive compensation based on loan origination volume, providing prompt and comprehensive service and otherwise maintaining strong professional relationships with realtors, developers and customers.

Regulation

First Mortgage is an FHA-approved Direct Endorsement Mortgagee, a VA Automatic Lender, an approved issuer and servicer under the GNMA mortgage-backed securities program, and an approved seller and servicer with the FNMA, FHLMC, the California Housing Financing Agency, the California Public Employees Retirement System and several private mortgage-backed securities conduit companies. As such, the Company's mortgage banking business is subject to the periodic reporting, examination and auditing requirements and other rules and regulations of such governmental agencies with respect to its net worth and its mortgage loan origination, processing, sales and servicing. These rules and regulations, among other things, prohibit race, age and sex discrimination, provide for inspections and appraisals of properties, require credit reports on prospective borrowers, set (in some cases) maximum interest rates, fees and loan amounts, and mandate the annual submission of audited financial statements.

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

Employees

As of March 31, 2001, First Mortgage employed 220 persons. None of the Company's employees is represented by a labor union, and the Company believes that it has an excellent relationship with its employees.

ITEM 2. PROPERTIES

First Mortgage's executive and administrative headquarters are located in a 22,000 square foot office building at 3230 Fallow Field Drive, Diamond Bar, California 91765. The entire building is leased by the Company from Fin-West Group ("Fin-West"), an affiliated corporation which owned 92.2% of the Company's outstanding common stock at March 31, 2001. On April 1, 2001, the Company successfully negotiated a second extension to the lease originally signed on January 1, 1992. The second extension allows the Company to have options to extend the lease for three one-year terms, starting on January 1, 2001. The monthly rental payment will be $23,000 effective January 1, 2001 and $24,000 effective January 1, 2002. The Company has exercised the option to renew the lease through December 31, 2001. The monthly rental payment for any lease extension is subject to increase (but not decrease) upon any such extension. Such payments may not exceed the fair market rent for comparable facilities at the time of the extension. The Company pays for repairs, insurance and utility services for the entire building. The Company believes the current facilities are adequate to meet foreseeable future needs.

The Company's branch offices each are leased at varying rates and each office contains approximately 1,000 to 2,000 square feet. For the year ended March 31, 2001, the annual aggregate rental expense for the administrative headquarters and all branch offices was approximately $684,000. Many of the Company's branch offices are on one to two year short-term leases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 2001.

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
Fiscal 2001	High	Low
First quarter	$2.938	$2.688
Second quarter	2.938	2.875
Third quarter	2.906	2.875
Fourth quarter	3.000	2.875
Fiscal 2000	High	Low
First quarter	$4.750	$4.000
Second quarter	4.250	3.875
Third quarter	4.000	2.750
Fourth quarter	3.100	3.040

As of March 31, 2001, there were 29 shareholders of record of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Year Ended March 31,

2001	2000	1999	1998	1997

(In thousands, except per share data)
Loan origination income	$2,207	$2,073	$3,857	$3,303	$3,426
Loan servicing income	7,241	7,763	7,761	7,628	7,137
Gain on sale of mortgage loans	6,087	3,189	18,191	7,611	5,374
Interest income	4,431	4,821	3,862	2,527	2,165
Other income	9	13	3	5	2
Total revenues	19,975	17,859	33,674	21,074	18,104

Expenses:
Compensation and benefits	$7,491	$6,806	$11,407	$8,282	$8,217
General and administrative expenses	4,453	4,861	8,782	6,285	5,708
Amortization of capitalized servicing rights	4,676	4,661	4,061	7,611	5,374
Interest expense	2,244	2,306	1,275	701	690
Total expenses	18,864	18,634	25,525	18,442	16,178
Income (loss) before income taxes	1,111	(775)	8,149	2,632	1,926
Income tax expense (benefit)	468	(221)	3,375	1,101	811
Net income (loss)	$643	$(554)	$4,774	$1,531	$1,115
Basic and diluted earnings (loss) per share	$0.12	$(0.10)	$0.87	$0.26	$0.19
Weighted average shares outstanding	5,222	5,288	5,507	5,848	5,873

Operating Data:
Loans originated and purchased	$343,458	$238,726	$866,641	$476,986	$353,411
Loans serviced (end of year)	1,517,294	1,502,092	1,607,732	1,666,851	1,683,652

At March 31,

2001	2000	1999	1998	1997

(In thousands)
Balance Sheet Data:
Mortgage loans and mortgage backed securities held for sale	$87,995	$67,336	$45,463	$53,052	$27,286
Capitalized mortgage servicing rights	9,928	11,555	12,475	7,490	6,709
Total assets	120,927	97,825	81,861	80,445	50,923
Notes and sight drafts payable	87,039	19,291	44,919	49,799	22,626
Stockholders' equity	29,325	28,811	29,730	26,995	25,648

No cash dividends were paid on common shares for any period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

General

At the beginning of fiscal year 2001, First Mortgage Corporation had just completed one of its most disappointing years ever, with the lowest volume of new loan originations in ten years. Although the economy was performing well, interest rates were near the highs for this cycle, and new loan originations were only slightly better than early fiscal 2000.

In fact, going into third quarter fiscal 2001, our originations for the year were virtually the same as in the same period for the year earlier, and it looked as though fiscal year 2001 was going to be a repeat of fiscal 2000. Starting in October 2000 however, our originations picked up and we began to rapidly pull away from the previous year origination numbers. In fact, by the last fiscal quarter we were making dramatic gains in new loan originations, enabling us to end fiscal 2001 with 43.87% more originations than in fiscal 2000.

There were three major reasons for the turn-around in our origination performance. Most important was the reversal of Federal Reserve Board policy, reducing interest rates rather than increasing them as had happened during fiscal 2000 and early fiscal 2001. Second was the improved performance of our retail division. We began rebuilding this division early in fiscal 2000, increasing the number of retail origination branches to eleven by the close of fiscal 2001. New retail branches generally go through a long start-up curve, and by the third quarter this division began to come on line. Third was the addition of more wholesale origination resources. In January 2001 the Company hired many of the employees of another California based mortgage banker which was dissolving. Included among them were many experienced wholesale origination employees, with which we were able to add two new wholesale origination offices to our existing wholesale office in San Jose, California. The new offices are in Santa Ana, California and Phoenix, Arizona. Unlike retail, these new wholesale origination offices were able to contribute immediately, and by March 2001 the new wholesale offices accounted for $20 million or 23% of the $87 million in new originations for that month.

For the entire fiscal year 2001, loan originations and purchases increased by 43.87% to $343.5 million from the $238.7 million in the previous year. The total loan servicing portfolio, including sub-servicing, increased 1% to $1.517 billion.

The net income for fiscal year 2001 was $643,000, compared to the loss of $554,000 in fiscal 2000. Compared to fiscal 2000, total revenues increased by 11.85%, while total expenses increased by only 1.23%.

Results of Operations

Revenue

The Company generates revenue primarily from (i) loan origination fees, (ii) fees received for servicing (i.e., administering) mortgage loans, (iii) net gain on the sale of mortgage loans in the secondary market and (iv) interest income received on mortgage loans during the period in which the Company warehouses loans pending their sale and purchase. Loan origination fees, interest income and net gain on the sale of mortgage loans are largely transaction oriented and volume driven. Loan servicing fees constitute a continuing stream of revenue produced by the portfolio of mortgage loans serviced. The sale of servicing rights represents a potential revenue source available to the Company at any time should such need arise .

The following table sets forth, for the periods indicated, the percentage of the Company's total revenue represented by each source of income:

Year Ended March 31,
	2001	2000	1999
Loan origination income	11.1%	11.6%	11.5%
Loan servicing income	36.2	43.5	23.0
Gain on sale of mortgage loans	30.5	17.9	54.0
Interest income	22.2	27.0	11.5
Total	100.0%	100.0%	100.0%

Loan Origination Income. The Company defers immediate recognition of loan origination fees paid by the borrower for an originated mortgage loan. Instead, fees and direct loan origination costs are offset and the net amount deferred until the related loans are sold by the Company. Historically speaking, the amount of loan origination fee income correlated positively to some extent to the volume of loan origination. Loan origination income showed an increase of 6.46% to $2.21 million in fiscal 2001 from $2.07 million in fiscal 2000, while new loan production increased by 43.87% from 2000 to 2001. This is due primarily to the greatly increased volume of wholesale and refinance loans. Loan origination income decreased by 46.3% to $2.07 million in fiscal 2000 from $3.86 million in fiscal 1999 as loan production fell by 72.5% from 1999 to 2000.

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

Loan Servicing Income. Loan servicing income represents loan servicing fees, late charges and other fees earned by the Company for administering loans on behalf of permanent investors. The Company's annual loan servicing fee for mortgage loans ranges from 0.25% to 1.50% of the principal amount of the loan serviced depending on the type of mortgage loan, and on average is approximately 0.42% net of amortization of capitalized service rights and agency guarantee fees. The loan servicing income was $7.24 million in fiscal 2001 compared to $7.76 million in fiscal 2000. This can generally be attributable to lower late charge fees associated with the much lower delinquency ratios, and a slight shrinking of the loan servicing portfolio during early quarters of the fiscal year, which turned around in the last quarter of the year. The loan servicing income, however, remained steady at $7.76 million in both fiscal year 1999 and 2000.

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

But gain on mortgage sales increased by 90.9% to $6.09 million in fiscal 2001 from $3.19 million in fiscal 2000. This increase was attributable to the higher loan originations generated by the Company (primarily during the last quarter) and falling interest rates, which enabled the firm to realize higher gains on the larger pipeline of loans. The gain on selling of mortgages decreased by 82.5% to $3.19 million in fiscal 2000 from prior year due mostly to lower loan production and higher interest rates.

Net Interest Income. Net interest income consists of the difference between the interest income received on mortgage loans and mortgage-backed securities held for sale and the interest paid by the Company on the short-term bank borrowings used to finance mortgage loans prior to settlement of purchase. The conditions that affect net interest income from period to period include the relationship between prevailing mortgage rates and short-term borrowing rates, the mix of fixed-rate and adjustable rate mortgage loans held for sale and the average holding period before the loans are sold. The Company also uses cash generated from operations in lieu of short-term borrowings to fund a portion of its mortgage loans to reduce interest expense and increase net interest income. Interest income earned by the Company on mortgage loans held for sale has exceeded interest expense on the Company's short-term bank borrowings in every fiscal year.

The following table sets forth certain data regarding net interest income:

Year Ended March 31,
	2001	2000 Dollars in Thousands	1999
Interest income	$4,431	$4,821	$3,862
Interest expense	2,244	2,306	1,275
Net interest income	$2,187	$2,515	$2,587

Interest income, which consisted mostly of the interest received on mortgage loans and mortgage-backed securities held for sale, fell by 8.09% in fiscal 2001 from fiscal 2000. The decrease was largely due to the selling of all of the securities carried over from the prior year in the third quarter of fiscal 2001. Interest income rose by 24.8% in fiscal 2000 from fiscal 1999 as the Company carried a larger mortgage inventory and mortgage-backed securities from a year ago.

Interest expense decreased by 2.69% in fiscal 2001 from fiscal 2000. The main reason was the decrease in utilizing short-term financing in the December 2000 quarter due to the selling of all of the mortgage-backed securities issued in the last fiscal year, to take advantage of the marketing gain enhanced by the favorable interest rate environment. Expense for interest increased by 80.9% in fiscal 2000 from prior year due primarily to the rising interest rate and higher mortgage inventory.

Expenses

The major components of the Company's total expenses are (i) compensation and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights and (iv) interest expense. Total expenses increased by 1.23% to $18.86 million in fiscal 2001 from $18.63 million in fiscal 2000, compared to a decrease of 27.0% from fiscal 2000 to fiscal 1999.

As the amount of mortgage loans originated by the Company increases, an increase in total employee compensation results from commissions paid to loan originators, processors and underwriters and other staff necessitated to support the loan origination volume. Compensation and benefits expenses therefore increased 10.06% to $7.49 million in fiscal 2001 from $6.81 million in fiscal 2000. However, the expense dropped by 40.3% in fiscal 2000 from $11.41 million in fiscal 1999 as business was negatively impacted by the higher interest rates.

Amortization of capitalized servicing rights was virtually flat, increasing slightly by 0.32% to $4.68 million in fiscal year 2001 compared to fiscal year 2000. It rose by 14.8% to 4.66 million in year 2000 compared to prior year as a result of larger investment in mortgage servicing rights and higher volume of prepayments over the prior period.

General and administrative expenses, which included foreclosure losses, decreased 8.39% to $4.45 million in fiscal 2001 from $4.86 million in fiscal 2000. The decreases were primarily due to a substantial drop in foreclosure losses as compared to the prior fiscal year, and management was able to implement effective cost control measures in spite of loan production increases. The same expense dropped by 44.6% in fiscal 2000 from $8.78 million in year 1999 due mostly to the contraction in mortgage banking business triggered by increase in interest rates.

Income Taxes

The Company's effective tax rates were 42.1% and 41.4% for the fiscal years ended March 31, 2001 and March 31, 1999, respectively. The rates differ from the federal statutory rate of 34% due primarily to state income taxes.

The effective combined federal and state income tax rate was 28.5% for the fiscal year ended March 31, 2000, due primarily to the loss of tax benefits of California net operating losses.

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

Based on the information available and on the estimates quantified by various interest rate calculations, the Company believes that a 50 basis point change in long-term interest rates over a twelve month period, up or down and all else being constant, would increase or decrease the Company's gross income by approximately $1.75 million dollars. These estimates are limited by the fact that they are performed at a particular point in time and do not incorporate many other factors and, consequently, should not be relied on as a forecast of actual results.

Liquidity and Capital Resources

The Company's principal liquidity requirement is the funding of its new mortgage loans, loan origination expenses, advances of delinquent payments and escrow balances and other operating activities. To meet these needs, the Company relies on warehouse lines of credit with banks, its own capital and cash flows from operations.

At March 31, 2001, maximum permitted borrowings under the warehouse lines of credit with two nonaffiliated banks were $100 million and the amount outstanding was $83.26 million. Borrowings under these facilities are secured by mortgage loans and mortgage-backed securities. The agreements also contain various covenants, including minimum net worth, current ratio (as defined), net income, servicing portfolio balances, debt to net worth ratio and restrict the Company's ability to pay dividends. Management believes that the warehouse agreements will be renewed when the current terms expire on August 30, 2001.

In addition to the warehouse lines of credit, the Company utilizes the short-term reverse repurchase agreements with gestation feature provided by investment banking firms in connection with its inventory of mortgage loans and mortgage-backed securities. These facilities tend to carry lower interest rates and allow the Company to better utilize its warehouse lines.

From April 1, 2000 to March 31, 2001, the Company repurchased in open market transactions 44,695 shares of its common stock at an aggregate cost of $129,000.

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

Recently Issued Financial Accounting Standards

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires, among other provisions, that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in fair values would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The main criterion for hedge accounting is that the hedging relationship must be highly effective, both at the inception of the hedge and on an ongoing basis.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. This Statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges.

Effective January 1, 2001, the Company adopted SFAS No. 133, as amended. After careful evaluation and analysis, the effect of the Statement on the Company operating results for year ended March 31, 2001 is immaterial. However, its adoption may cause significant future volatility in the Company's financial condition or results of operations.

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that replaces, in its entirety, FASB Statement No. 125. Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement No. 140 is effective for transfers occurring after March 31, 2001, and the expanded disclosure requirements regarding securitizations and collateral are effective for fiscal years ended after December 15, 2000. The Company believes that the adoption of Statement No. 140 on April 1, 2001, will have no material impact on net income.

Prospective Trends

The mortgage banking industry is greatly influenced by the level of interest rates in the economy. Evidence of this can readily be seen in the dramatic differences in our new loan production in March 2000 versus March 2001. In March 2000, the Federal Reserve Board was increasing interest rates, and our production had plunged to $9.3 million. Conversely, in March 2001 the Federal Reserve Board had been lowering interest rates, and our production soared to $87 million, an 833% increase and our third best month ever.

But the industry as a whole continues to suffer from the confluence of two other major developments: the consolidation of the industry and the presence of the major commercial banks in the mortgage arena. The consolidation and now dominant market share of banks has by itself led to price cutting and reduced operating margins for all mortgage originators. Furthermore, the American consumer is now well-tuned to interest rates, and even relatively small movements in rates can have dramatic effects on new mortgage volume and earnings, as can be seen by the rapid ups and downs of new mortgage originations, particularly refinance loans, over the course of this past year.

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

The Company's strategy in the face of this is to continue to compete in the channels and with the loan products which are not the most sought-after by the commercial bank giants. Although we will maintain our correspondent relationships with the major banks who presently have such a strong appetite for certain mortgage products, our primary emphasis will be on the origination of FHA, VA and state sponsored loan programs for which the major banks largely do not compete and with which we can retain the servicing rights; to expand our retail branch network into smaller metropolitan areas in the western states; and to add new non-bank loan products which have more profit potential for the Company. Much of this strategy has been implemented already with the ongoing expansion of our retail channel, and the opening of two new wholesale origination offices which will enable us to quickly increase loan production, particularly during periods of dips in interest rates.

We have greatly increased and widened our loan production channels, having grown to 16 production offices compared to the five offices of a little more than a year ago. But the level and direction of interest rates remains as the single biggest detriment to the volume of new loan production. At this point in time there are mixed opinions as to what the Federal Reserve Board is likely to do. Should interest rates continue at the present levels, we expect new loan production to remain healthy. Should interest rates increase, new loan production and operating results would suffer.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with its 2001 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of March 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

The information pertaining to executive compensation is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with its 2001 Annual Meeting of Shareholders, to be filed with the Commission within 120 days of March 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information pertaining to security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with its 2001 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of March 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information pertaining to certain relationships and related transactions is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with its 2001 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of March 31, 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) Financial Statements

The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

The Company filed no current report on Form 8-K during the quarter ended March 31, 2001.

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

10.1 Mortgage Loan Warehousing Agreement dated July 22, 1999 by and among the Company, other lenders from time to time party hereto and Nations Bank, as administrative agent (previously filed with the Securities and Exchange Commission on June 26, 2000 as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference).

10.2 First Amendment dated August 30, 1999 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A. (formerly Nations Bank, N.A.), as administrative agent (previously filed with the Securities and Exchange Commission on June 26, 2000 as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference).

10.3 Second Amendment dated October 15, 1999 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A., as administrative agent (previously filed with the Securities and Exchange Commission on June 26, 2000 as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference).

10.4 First Amendment dated August 30, 1999 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A., as administrative agent.

10.5 Second Amendment dated October 15, 1999 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A., as administrative agent.

10.6 Third Amendment dated August 30, 2000 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A., as administrative agent.

10.7 Fourth Amendment dated November 17, 2000 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A., as administrative agent.

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

10.12 Extension of 1993 Stock Option Plan for Non-Employee Directors adopted by the Board of Directors on July 30, 2000.

10.13 Profit Sharing Plan for Employees of the Fin-West Group, dated April 5, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.14 Fin-West Group 401(k) Savings Plan, dated April 5, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.15 Employee Pre-Tax Premium Plan of Fin-West Group, a California corporation, dated January 1, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.16 Extension of Employment Agreement dated April 1, 2001 between Clement Ziroli and the Company.

10.17 Extension of Employment Agreement dated April 1, 2001 between Bruce G. Norman and the Company.

10.18 Extension of Employment Agreement dated April 30, 1998 between Pac W. Dong and the Company.

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

FIRST MORTGAGE CORPORATION

Dated June 26, 2001 By /S/Clement Ziroli

Clement Ziroli, Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on June 26, 2001.

By /S/Clement Ziroli

Clement Ziroli, Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)

By /S/Pac W. Dong

Pac W. Dong, Director, Chief Financial Officer, Controller
and Executive Vice President (Principal Financial and Accounting Officer)

By /S/Bruce G. Norman

Bruce G. Norman, Director, President
and Chief Operating Officer.

By /S/Harold Harrigian

Harold Harrigian, Director

By /S/Robert E. Weiss

Robert E. Weiss, Director

First Mortgage Corporation

Index to Financial Statements

Contents
Report of Independent Auditors	F-2
Financial Statements
Balance Sheets as of March 31, 2001 and 2000	F-3
Statements of Income for the years ended March 31, 2001, 2000 and 1999	F-4
Statements of Stockholders' Equity for the years ended March 31, 2001, 2000 and 1999	F-5
Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999	F-6
Notes to Financial Statements	F-7
All other schedules are omitted because they are not required, are not applicable or because the information is included in the Company's financial statements or the notes thereto.

Report of Independent Auditors

The Board of Directors

First Mortgage Corporation

We have audited the accompanying balance sheets of First Mortgage Corporation as of March 31, 2001 and 2000, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Mortgage Corporation at March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

Irvine, California

May 31, 2001

First Mortgage Corporation

Balance Sheets

	March 31
	2001	2000
Assets
Cash	$ 16,202,000	$ 11,264,000
Mortgage loans and mortgage-backed securities held for sale	87,995,000	67,336,000
Other receivables and servicing advances, net	5,340,000	5,558,000
Capitalized servicing rights, net	9,928,000	11,555,000
Property and equipment, net	847,000	581,000
Prepaid expenses and other assets	615,000	1,531,000
Total assets	$ 120,927,000	$ 97,825,000

Liabilities and stockholders' equity
Liabilities:
Notes payable, banks	$ 83,255,000	$ 19,291,000
Notes payable, other	-	43,787,000
Sight drafts payable	3,784,000	393,000
Accounts payable and accrued liabilities	1,460,000	564,000
Deferred income taxes	3,103,000	4,979,000
Total liabilities	91,602,000	69,014,000

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, no par value:
Authorized shares - 1,000,000
Issued and outstanding shares - None	-	-
Common stock, no par value:
Authorized shares - 10,000,000
Issued and outstanding shares - 5,208,502 in 2001 and 5,253,197 in 2000	2,430,000	2,559,000
Retained earnings	26,895,000	26,252,000
Total stockholders' equity	29,325,000	28,811,000
Total liabilities and stockholders' equity	$ 120,927,000	$ 97,825,000

See accompanying notes.

First Mortgage Corporation

Statements of Income

	Year ended March 31
	2001	2000	1999
Revenues:
Loan origination income	$ 2,207,000	$ 2,073,000	$3,857,000
Loan servicing income	7,241,000	7,763,000	7,761,000
Gain on sale of mortgage loans	6,087,000	3,189,000	18,191,000
Interest income	4,431,000	4,821,000	3,862,000
Other income	9,000	13,000	3,000
Total revenues	19,975,000	17,859,000	33,674,000

Expenses:
Compensation and benefits	7,491,000	6,806,000	11,407,000
General and administrative expenses	4,453,000	4,861,000	8,782,000
Amortization of capitalized servicing rights	4,676,000	4,661,000	4,061,000
Interest expense	2,244,000	2,306,000	1,275,000
Total expenses	18,864,000	18,634,000	25,525,000

Income (loss) before income taxes	1,111,000	(775,000)	8,149,000

Income tax expense (benefit)	468,000	(221,000)	3,375,000
Net income (loss)	$ 643,000	$ (554,000)	$4,774,000

Basic and diluted earnings (loss) per share	$ .12	$ (0.10)	$ .87

See accompanying notes.

First Mortgage Corporation

Statements of Stockholders' Equity

	Common Stock		Retained
	Shares	Amount	Earnings	Total
Balance at March 31, 1998	5,808,697	$ 4,963,000	$22,032,000	$26,995,000
Net income	-	-	4,774,000	4,774,000
Repurchases of shares	(461,500)	(2,039,000)	-	(2,039,000)
Balance at March 31, 1999	5,347,197	2,924,000	26,806,000	29,730,000
Net loss	-	-	(554,000)	(554,000)
Repurchase of shares	(94,000)	(365,000)	-	(365,000)
Balance at March 31, 2000	5,253,197	2,559,000	26,252,000	28,811,000
Net income	-	-	643,000	643,000
Repurchase of shares	(44,695)	(129,000)	-	(129,000)
Balance at March 31, 2001	5,208,502	$2,430,000	$26,895,000	$29,325,000

See accompanying notes.

First Mortgage Corporation

Statements of Cash Flows

	Year ended March 31
	2001	2000	1999
Operating activities
Net income (loss)	$ 643,000	$ (554,000)	$4,774,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for deferred income taxes	(1,876,000)	914,000	1,806,000
Provision for losses on foreclosure	(217,000)	(324,000)	(344,000)
Amortization of originated mortgage servicing rights, excess service fee and purchased servicing rights	4,687,000	4,712,000	4,157,000
Depreciation of property and equipment	230,000	256,000	269,000
Originations and purchases of mortgage loans held for sale	(343,458,000)	(238,726,000)	(866,641,000)
Sales and principal repayments of mortgage loans and mortgage-backed securities held for sale	322,799,000	216,853,000	874,230,000
Change in other receivables and servicing advances	435,000	2,144,000	3,532,000
Change in prepaid expenses and other assets	916,000	(766,000)	(404,000)
Change in accounts payable and accrued liabilities	896,000	(2,403,000)	1,575,000
Loss (gain) on sale of assets	2,000	19,000	(1,000)
Net cash (used in) provided by operating activities	(14,943,000)	(17,875,000)	22,953,000
Investing activities
Originated mortgage servicing rights	(3,038,000)	(3,274,000)	(9,119,000)
Purchase of mortgage servicing rights	(22,000)	(518,000)	(23,000)
Note receivable, Fin-West	-	-	130,000
Purchase of property and equipment	(500,000)	(109,000)	(369,000)
Proceeds from sale of assets	2,000	14,000	4,000
Net cash used in investing activities	(3,558,000)	(3,887,000)	(9,377,000)
Financing activities
Increase (decrease) in revolving lines, net	63,964,000	(16,178,000)	(4,958,000)
(Decrease) increase in repo lines, net	(43,787,000)	43,787,000	-
Change in sight drafts payable, net	3,391,000	(9,057,000)	78,000
Repurchase of common stock	(129,000)	(365,000)	(2,039,000)
Net cash provided by (used in) financing activities	23,439,000	18,187,000	(6,919,000)
Increase (decrease) in cash	4,938,000	(3,575,000)	6,657,000
Cash at beginning of year	11,264,000	14,839,000	8,182,000
Cash at end of year	$16,202,000	$11,264,000	$14,839,000

See accompanying notes.

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

Fin-West Group (Fin-West), an affiliated company, owns 92.2% of the Company's outstanding common stock. The accounts and operating results of the Company are included in the consolidated financial statements of Fin-West.

Mortgage Loans and Mortgage-Backed Securities Held for Sale

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

Originated mortgage servicing rights and purchased servicing rights are amortized in proportion to and over the period of estimated future net servicing income. Amortization of originated mortgage servicing rights and purchased servicing rights is based upon estimates of future prepayment rates for the underlying mortgage loans which, in turn, are affected by changes in general economic conditions and prevailing interest rates for home mortgages. Prepayment rates tend to increase (causing faster amortization) as mortgage interest rates decline, and are inversely affected as mortgage interest rates increase. The Company adjusts its amortization rates (which consider differences in mortgage loans including interest rate, loan type and the loan's age or seasoning) as estimated prepayment rates vary from those originally anticipated.

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

1. Summary of Significant Accounting Policies (continued)

Loan Origination Fees (continued)

Loan servicing income, which is generally a fee based on a percentage of the outstanding principal balances of the mortgage loans serviced by the Company (or by a subservicer +where the Company is the master servicer), is recorded as income as the installment collections on the mortgages are received by the Company or the subservicer.

Gain on Sale of Mortgage Loans Held for Sale

Gains or losses on the sale of mortgage loans held for sale are recognized at the date of sale. Included in gain on sale is the estimated present value of any servicing fees to be received by the Company and included in capitalized servicing rights.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to eight years. Leasehold improvements are being amortized over the lesser of the estimated useful lives of the improvements or the lease terms, using the straight-line method.

Income Taxes

The Company is included in the federal consolidated income tax return and is included in the State of California combined return of Fin-West. Income taxes are allocated as if the Company filed separate federal and state income tax returns.

Statement of Cash Flows

The Company paid interest in 2001, 2000 and 1999 of $2,250,000, $2,249,000 and $1,282,000, respectively.

The Company paid income taxes in 2001, 2000 and 1999 of $1,457,000, $0 and $1,855,000, respectively.

1. Summary of Significant Accounting Policies (continued)

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Actual results could differ from those estimates.

Current Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, generally requires the Company to recognize all freestanding and embedded derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. Statement No. 133 allows for hedge accounting treatment for derivatives used to hedge various risks and sets forth specific documentation requirements and qualifying criteria to be used to determine when hedge accounting can be applied. Depending on the nature of the hedging relationship, hedge accounting treatment provides for changes in the fair value of derivatives to be either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

On April 1, 2001, the Company adopted Statement No. 133. The Company's transition adjustment of $135,000 resulting from the adoption of Statement No.133 on April 1, 2001 will be recorded as a cumulative effect transition adjustment in earnings in the 2002 financial statements. This transition adjustment relates primarily to the Company's mortgage banking activities, including best effort forward commitments to sell loans and loan origination commitments (interest rate locks).

The transition amount was determined by the Company based on the existing interpretive guidance issued by the Financial Accounting Standards Board (FASB). The FASB continues to issue interpretive guidance that could require changes in the Company's application of Statement No. 133 and may impact future earnings.

2. Mortgage Loans and Mortgage-Backed Securities Held for Sale

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that replaces, in its entirety, FASB Statement No. 125. Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement No. 140 is effective for transfers occurring after March 31, 2001, and the expanded disclosure requirements regarding securitizations and collateral are effective for fiscal years ended after December 15, 2000. The Company adopted Statement No. 140 on April 1, 2001, and the adoption had no material impact on net income.

Mortgage loans and mortgage-backed securities held for sale consist of the following at March 31:
	2001	2000
Principal balance outstanding	$ 90,798,000	$ 69,406,000
Loan origination discounts and market reserve	(2,675,000)	(2,037,000)
Deferred loan fees	(128,000)	(33,000)
	$ 87,995,000	$ 67,336,000

All mortgage loans held for sale are collateralized by first trust deeds on underlying real properties located primarily in California and may be used as collateral for the Company's borrowings.

At March 31, 2001, the Company had short-term commitments amounting to approximately $37,210,000 to fund mortgage loans subject to credit approval. The Company generally does not engage in forward delivery contracts to hedge its portfolio.

3. Mortgage Servicing Assets

Capitalized mortgage servicing assets consist of originated mortgage servicing rights and purchased servicing rights. Activities are summarized as follows at March 31:

	2001	2000
Beginning balance	$ 11,555,000	$12,475,000
Additions	3,061,000	3,792,000
Amortization and write-offs	(4,688,000)	(4,712,000)
Ending balance	$ 9,928,000	$11,555,000

3. Mortgage Servicing Assets (continued)

To determine servicing value impairment at the end of the year, the post-implementation originated servicing portfolio was disaggregated into its predominant risk characteristics, namely loan type, interest rate and investor type. These segments of the portfolio were then valued, using quoted market prices of comparable servicing rights. The calculated value was then compared with the book value of each segment to determine if a reserve for impairment was required. As of March  31, 2001, no valuation allowance was required, and the fair value of the aggregate MSRs was approximately $21,500,000.

4. Other Receivables and Servicing Advances

Other receivables and servicing advances consists of the following at March 31:

	2001	2000
Foreclosures and advances on real estate owned	$1,717,000	$3,322,000
Servicing advances	3,212,000	2,143,000
Other	736,000	529,000
Allowance for possible losses	(325,000)	(436,000)
	$5,340,000	$5,558,000

5. Property and Equipment

Property and equipment consists of the following at March 31:

	2001	2000
Furniture and equipment	$3,019,000	$2,582,000
Automobiles	164,000	115,000
Leasehold improvements	410,000	400,000
	3,593,000	3,097,000
Less accumulated depreciation and amortization	(2,746,000)	(2,516,000)
	$847,000	$581,000

6. Income Taxes

Income tax expense (benefit) consists of the following for the years ended March 31:

	2001	2000	1999
Current:
Federal	$1,435,000	$(1,136,000)	$1,270,000
State	909,000	1,000	299,000
	2,344,000	(1,135,000)	1,569,000
Deferred:
Federal	(1,092,000)	860,000	1,206,000
State	(784,000)	54,000	600,000
	(1,876,000)	914,000	1,806,000
	$468,000	$(221,000)	$3,375,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31 are as follows:

	2001	2000
Deferred tax assets:
State income taxes	$293,000	$463,000
Accrued liabilities	60,000	46,000
Deferred loan fees	58,000	15,000
Provision for foreclosure	32,000	86,000
Purchased servicing rights	314,000	396,000
Mark-to-market adjustments	232,000	152,000
Net operating loss carry-forward	-	137,000
Total deferred tax assets	989,000	1,295,000

Deferred tax liabilities:
Originated mortgage servicing rights	(3,829,000)	(5,999,000)
Capitalized servicing fees	(5,000)	(5,000)
Accelerated depreciation	(110,000)	(122,000)
Other	(148,000)	(148,000)
Total deferred tax liabilities	(4,092,000)	(6,274,000)
Net deferred tax liabilities	$(3,103,000)	$(4,979,000)

 6. Income Taxes (continued)

Income tax expense (benefit) computed at the statutory federal income tax rate (34%) and income tax expense provided in the financial statements differ as follows for the years ended March 31:
	2001	2000	1999
Tax computed at the statutory rate	$378,000	$(263,000)	$2,771,000
State income tax, net of federal income tax benefit	82,000	36,000	594,000
Other	8,000	6,000	10,000
Income tax expense	$468,000	$(221,000)	$3,375,000

7. Notes Payable, Banks

At March 31, 2001, the Company had two line of credit agreements with banks which provide for borrowings up to $50,000,000 and $35,000,000, respectively, with interest payable monthly at 1.25% per annum or the fed fund rate plus 1.25% at March 31, 2001, depending on the level of borrowings and the compensating balances maintained. A portion of the compensating balance requirement is satisfied by using the Company's fiduciary funds. At March 31, 2001, borrowings under these lines amounted to $83,255,000 and are collateralized by mortgage loans held for sale. The weighted average interest rate for the fiscal year ended March 31, 2001 was 1.28%.

The lines of credit are subject to renewal on August 31, 2001. Management believes the line of credit agreements will be renewed prior to their expiration. Under the credit agreements, the Company must comply with certain financial and other covenants, including the maintenance of a minimum net worth, other financial ratios, and a minimum servicing portfolio size. Further, absent the consent of the lenders, such covenants prohibit the Company from declaring or paying any dividends on any shares of the Company's common stock. At March 31, 2001, the Company was in compliance with the aforementioned loan covenants.

One of the warehousing lines of credit allows the bank to act as an agent on behalf of the Company and invest in short term, highly liquid investment grade securities to the extent that the warehouse line is not utilized to fund mortgage loans. All investment securities are considered to be available for sale and carried at fair value. As of March 31, 2001, there were no investment securities purchased under these agreements.

8. Notes Payable, Other

The Company utilizes short-term reverse repurchase agreements provided by two independent investment banking firms in connection with the funding of its mortgage loans and mortgage-back securities. These facilities allow the Company to better manage its warehousing lines. There was no balance outstanding as of March 31, 2001 under these agreements.

9. Related Party Transactions

The Company leases certain premises from Fin-West, at a monthly rental of $22,000. Total rent expense for these premises amounted to $264,000 for each of the years ended March 31, 2001, 2000 and 1999.

The Company paid title insurance fees to an affiliated entity of $178,000, $103,000 and $582,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

10. Loan Servicing

The Company's loan servicing portfolio at March 31 consisted of the following:

	2001	2000
GNMA mortgage-backed securities	$782,252,000	$846,755,000
FHLMC	161,296,000	178,424,000
FNMA	153,738,000	133,650,000
Other	420,008,000	343,263,000
	$1,517,294,000	$1,502,092,000

At March 31, 2001 and 2000, the Company subserviced approximately $2,487,000 and $4,476,000, respectively, of mortgage loans for a nonaffiliated company, which is included above.

Related fiduciary funds held by the Company in noninterest-bearing accounts totaled approximately $25,136,000 and $17,651,000 at March 31, 2001 and 2000, respectively. These funds are not included in the accompanying balance sheets. The Company is required to pay interest equal to 2% per annum of the average daily balance of certain fiduciary funds to mortgagors.

10. Loan Servicing (continued)

The Company had insurance coverage for errors and omissions and employee fidelity in the amount of $2,100,000 and $2,300,000 at March 31, 2001 and 2000, respectively.

11. Financial Instruments

The Company is a party to financial instruments with off balance sheet risk in the normal course of business through the origination and sale of mortgage loans. These financial instruments include mandatory and optional forward commitments which involve, to varying degrees, elements of credit and interest rate risk. At any time the risk to the Company in the event of default by the purchaser, is the difference between the contract price and current market value, which amount is a percentage of the outstanding commitments. Historically the Company has not incurred losses due to the failure or lack of performance of the counterparties to these commitments.

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

Statement of Financial Accounting Standards No, 107, Disclosure About Fair Value of Financial Instruments (FAS 107), requires disclosure of fair value information about all financial instruments held or owned by a company except for certain excluded instruments and instruments for which it is not practicable to estimate fair value. At March 31, 2001, the estimated fair value of mortgage loans held for sale, mortgage-backed securities, mortgage servicing rights and notes payable approximated the net carrying value of such accounts.

12. Profit Sharing Plan

Prior to April 1, 2000, the Company sponsored two noncontributory defined benefit retirement plans: the Profit Sharing Plan and the 401(k) Plan. Effective April 1, 2000, the two plans were combined into one by merging the 401(k) Plan into the Profit Sharing Plan. Under the amended Plan, upon completing the minimum service requirement, each

12. Profit Sharing Plan (continued)

participant's account is credited with matching by the Company equal to 10% - 40% of the participant's monthly contribution to the plan, up to a maximum of $750 per year. Annual contributions by the Company were $33,813, $0 and $150,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

13. Commitments and Contingencies

Leases

Minimum annual rental payments under operating leases for office space are as follows:

2002	$ 559,000
2003	485,000
2004	235,000
$ 1,279,000

Net rental payments to nonaffiliated entities of approximately $420,000, $274,000 and $268,000 have been charged to occupancy expense in the accompanying statements of operations for the years ended March 31, 2001, 2000 and 1999, respectively.

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

14. Stockholders' Equity (continued)

The compensation committee also determines the exercise price of nonqualified stock options and the purchase price of restricted stock, provided that the purchase price of restricted stock may not be less than 25% of its fair market value at the date of grant. Incentive stock options and nonqualified stock options become exercisable not less than six months after the date of grant, as determined by the compensation committee. Options remain exercisable until their specified expiration date, but the expiration date cannot be more than five years after the date of grant for incentive stock options.

The Company also has a 1993 Stock Option Plan for Non-Employee Directors (the Plan) which provides for an aggregate of 100,000 shares of the Company's common stock to be available for eligible directors. The Plan was amended and extended to the last business day in July 2000. All options granted under the Plan are to be nonqualified options with an exercise price equal to 100% of fair market value of the common stock on the date the option is granted. Each option granted under the Plan may be exercised in full on the 185th day after the date of grant and terminates five years from the date of grant.

Under the Plan, an option to purchase 5,750 shares of the Company's common stock has been granted to each nonemployee director in office on the last business day of each July beginning in 1993.

The following summarizes stock option activity under both of the Company's stock plans for the year ended March 31, 2001:
	Options	Weighted-Average Exercise Price	Options
	March 31 2001	March 31 2001	March 31 2000
Options outstanding at beginning of fiscal year	363,750	4.32	422,150
Option granted	97,000	2.84	97,675
Options exercised	-	-	-
Options expired	(67,250)	4.29	(156,075)
Options outstanding at end of fiscal year	393,500	3.92	363,750

Exercise price:
Per share for options exercised during the fiscal year	n/a		n/a

14. Stockholders' Equity (continued)
	Options	Options
	March 31, 2001	March 31, 2000

Per share for options outstanding at end of fiscal year	$2.75 - $5.23	$4.13 - $4.63

Weighted average fair value of options granted	$.92	$1.43

Weighted average contractual life of option outstanding (in years)	2.49	2.54

All outstanding options as of March 31, 2001, were exercisable. Options available for future grants under the plans were 331,500 and 361,250 as of March 31, 2001 and 2000, respectively .

The Company currently follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's employee stock options is equal to the underlying stock on the date of grant, no compensation expense is recognized. The Company intends to follow the provisions of APB 25 for future years.

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

	2001	2000

Expected life (years)	4.33	4.33
Interest rate	6.50%	7.00%
Volatility	0.29	0.305
Dividend yield	0.00%	0.00%

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

The estimated stock-based compensation cost calculated using the assumptions indicated totaled $52,000 and $65,000 in 2001 and 2000, respectively. The pro forma net result of the increased compensation cost was net income of $591,000 ($0.11 per share) and net loss of $619,000 ($0.12 per share) in 2001 and 2000, respectively. The effect of stock-based compensation on net income (loss) for 2001 and 2000 may not be representative of the effect on pro forma net income in future years because compensation expense related to grants made prior to 1999 is not considered.

15. Earnings (Loss) Per Share

The following table sets forth the computation of basic diluted earnings (loss) per share:
	Year ended March 31
	2001	2000	1999
Numerator:
Net income (loss)	$ 643,000	$ (554,000)	$ 4,774,000

Denominator:
Shares used in computing basic earnings (loss) per share	5,222,071	5,288,431	5,506,690
Effect of stock options treated as equivalents under the treasury stock method	3,028	-	11,498
Denominator for diluted earnings (loss) per share	5,225,099	5,288,431	5,518,188
Basic and diluted earnings (loss) per share	$0.12	$(.10)	$.87

16. Selected Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly operating results:
	Fiscal year 2001
	Quarter ended
Operations	Jun-00	Sep-00	Dec-00	Mar-01	Annual

Total revenues	$ 4,214	$ 5,486	$ 5,207	$ 5,068	$ 19,975
Total expenses	4,527	4,330	4,711	5,296	18,864
Net income (loss)	(199)	690	287	(135)	643
Net income (loss) per share - basic and diluted	(0.04)	0.13	0.06	(0.03)	0.12

	Fiscal year 2000
	Quarter ended
	Jan-99	Sep-99	Dec-99	Mar-00	Annual

Total revenues	$ 6,010	$ 4,230	$ 3,670	$ 3,949	$ 17,859
Total expenses	5,623	4,531	4,067	4,413	18,634
Net income (loss)	226	(179)	(234)	(367)	(554)
Net income (loss) per share - basic and diluted	0.04	(0.03)	(0.04)	(0.07)	(0.10)

Exhibit 23-1

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-707060) pertaining to the First Mortgage Corporation 1992 Stock Incentive Plan and 1993 Stock Option Plan for Non-Employee Directors and in the related Prospectus of our report dated May 31, 2001, with respect to the financial statements of First Mortgage Corporation included in its Annual Report (Form 10-K) for the year ended March 31, 2001.

Irvine, California

June 25, 2001

FIRST MORTGAGE CORPORATION

EXHIBIT INDEX

Sequential
Page
Number

Exhibit
Number Description of Exhibit

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

10.1 Mortgage Loan Warehousing Agreement dated July 22, 1999 by and among the Company, other lenders from time to time party hereto and Nations Bank, as administrative agent (previously filed with the Securities and Exchange Commission on June 26, 2000 as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference).

10.2 First Amendment dated August 30, 1999 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A. (formerly Nations Bank, N.A.), as administrative agent (previously filed with the Securities and Exchange Commission on June 26, 2000 as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference).

10.3 Second Amendment dated October 15, 1999 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A., as administrative agent (previously filed with the Securities and Exchange Commission on June 26, 2000 as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and incorporated herein by reference).

10.4 First Amendment dated August 30, 1999 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A., as administrative agent.

10.5 Second Amendment dated October 15, 1999 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A., as administrative agent.

10.6 Third Amendment dated August 30, 2000 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A., as administrative agent.

10.7 Fourth Amendment dated November 17, 2000 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A., as administrative agent.

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

10.12 Extension of 1993 Stock Option Plan for Non-Employee Directors adopted by the Board of Directors on July 30, 2000.

10.13 Profit Sharing Plan for Employees of the Fin-West Group, dated April 5, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.14 Fin-West Group 401(k) Savings Plan, dated April 5, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.15 Employee Pre-Tax Premium Plan of Fin-West Group, a California corporation, dated January 1, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.16 Extension of Employment Agreement dated April 1, 2001 between Clement Ziroli and the Company.

10.17 Extension of Employment Agreement dated April 1, 2001 between Bruce G. Norman and the Company.

10.18 Extension of Employment Agreement dated April 30, 1998 between Pac W. Dong and the Company.

23.1 Consent of Independent Auditors.