Form 10-Q
period 2001-06-30
FIRST MORTGAGE CORP /CA/
filed 2001-08-13
CIK 883369

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

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

YES X NO____

As of June 30, 2001, 5,205,002 shares of the registrant's common stock were outstanding.

___________________________________________________________

FIRST MORTGAGE CORPORATION

FORM 10-Q

INDEX
Part I - Financial Information	Page
Item 1. Financial Statements:
Balance Sheets -- June 30, 2001 (Unaudited) and March 31, 2001	3
Unaudited Statements of Operations -- Three Months Ended June 30, 2001 and 2000	4
Unaudited Statements of Cash Flows -- Three Months Ended June 30, 2001 and 2000	5
Notes to Unaudited Financial Statements	6-8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-12
Part II - Other Information
Item 6. Exhibits and Reports on Form 8-K	13
Signatures	14

________________________________________________

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST MORTGAGE CORPORATION

BALANCE SHEETS

	June 30, 2001	March 31, 2001
	(Unaudited)
ASSETS
Cash	$ 16,995,000	$ 16,202,000
Mortgage loans and mortgage-backed securities held for sale	92,399,000	87,995,000
Other receivables and servicing advances, net	5,128,000	5,340,000
Capitalized servicing rights, net	11,885,000	9,928,000
Property and equipment, net	853,000	847,000
Prepaid expenses and other assets	297,000	615,000
TOTAL ASSETS	$ 127,557,000	$120,927,000
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Notes payable, banks	$ 87,169,000	$ 83,255,000
Sight drafts payable	4,493,000	3,784,000
Accounts payable and accrued liabilities	1,937,000	1,460,000
Deferred income taxes	3,450,000	3,103,000
Total Liabilities	97,049,000	91,602,000
STOCKHOLDERS' EQUITY
Preferred stock, no par value:
Authorized shares - 1,000,000 Issued and outstanding shares - None	-	-
Common stock, no par value:
Authorized shares - 10,000,000 Issued and outstanding shares - 5,202,002 at June 30, 2001 and 5,208,502 at March 31, 2001	2,419,000	2,430,000
Retained earnings	28,089,000	26,895,000
Total Stockholders' Equity	30,508,000	29,325,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$127,557,000	$ 120,927,000

See accompanying notes

__________________________________________________

FIRST MORTGAGE CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30
	2001	2000
REVENUES:
Loan origination income	$1,640,000	$483,000
Loan servicing income	1,801,000	1,844,000
Gain on sale of mortgage loans	4,612,000	621,000
Interest income	1,552,000	1,263,000
Other income	6,000	3,000
Total revenues	9,611,000	4,214,000
EXPENSES:
Compensation and benefits	3,320,000	1,630,000
General and administrative expenses	2,062,000	942,000
Amortization of capitalized servicing rights	1,463,000	1,256,000
Interest expense	866,000	699,000
Total expenses	7,711,000	4,527,000

Income (loss) before income taxes and cumulative effect of a change in accounting principle	1,900,000	(313,000)
Income tax expense (benefit)	784,000	(114,000)
Income (loss) before cumulative effect of a change in accounting principle	1,116,000	(199,000)

Cumulative effect of a change in accounting principle, net of tax	78,000	-

NET INCOME (LOSS)	$1,194,000	$(199,000)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of a change in accounting principle	$ 0.21	$(0.04)
Cumulative effect of a change in accounting principle	0.02	-
Net income (loss)	$ 0.23	$(0.04)
See accompanying notes

________________________________________________

FIRST MORTGAGE CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,194,000	$(199,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for deferred income taxes	347,000	269,000
Provision for losses on foreclosure	-	(96,000)
Amortization of capitalized servicing rights	1,463,000	1,256,000
Depreciation and amortization of property and equipment	59,000	55,000
Change in excess service fee	-	4,000
Loss on sale of assets	-	2,000
Originations and purchases of mortgage loans held for sale	(273,158,000)	(50,510,000)
Sales and principal repayments of mortgage loans held for sale	268,754,000	45,058,000
Change in other receivables and servicing advances	212,000	1,202,000
Change in prepaid expenses and other assets	318,000	(373,000)
Change in accounts payable and accrued liabilities	477,000	186,000

Net cash used in operating activities	(334,000)	(3,146,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Originated mortgage servicing rights	(3,420,000)	(477,000)
Purchase of furniture, equipment and leasehold improvements	(65,000)	(136,000)
Proceeds from sale of assets	-	1,000

Net cash used in investing activities	(3,485,000)	(612,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in notes payable, banks	3,914,000	23,527,000
Change in sight drafts payable	709,000	1,504,000
Change in note payable, other	-	(20,860,000)
Repurchase of common stock	(11,000)	(8,000)

Net cash provided by financing activities	4,612,000	4,163,000

INCREASE IN CASH	793,000	405,000

CASH, BEGINNING OF PERIOD	16,202,000	11,264,000

CASH, END OF PERIOD	$16,995,000	$11,669,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$533,000	$593,000
Income taxes	3,000	-
See accompanying notes

___________________________________________________

FIRST MORTGAGE CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2001

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. In addition, this document should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10-K for fiscal year ended March 31, 2001.

The preparation of the financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

2. CAPITALIZED SERVICING RIGHTS
       Activities in capitalized servicing rights are summarized as follows:
	Three Months ended June 30
	2001	2000
Beginning balance	$9,928,000	$11,555,000
Additions	3,420,000	477,000
Amortizations and write offs	(1,463,000)	(1,260,000)
Ending Balance	$11,885,000	$10,772,000

3. NOTES PAYABLE

At June 30, 2001, the Company had a syndicated warehousing line of credit agreement with three nonaffiliated banks which provided for borrowings up to $110,000,000 with annual interest payable monthly at 1.25% or the bank's reference rate, depending on the level of borrowings and the compensating balances maintained. At June 30, 2001, borrowings under this agreement of $87,169,000 were collateralized by mortgage loans and mortgage-backed securities held for sale.

The line of credit agreement is subject to renewal on August 31, 2001, and it contains certain requirements, including but not limited to, the maintenance of minimum net worth, debt to net worth ratio, current ratio, net income and servicing portfolio, and restrict the Company's ability to pay dividends. The Company believes its line of credit agreement will be renewed prior to its expiration.

In addition to the warehouse line of credit, the Company makes use of the short-term reverse repurchase agreements with gestation feature provided by two investment banking firms in connection with its inventory of mortgage-backed securities. These facilities tend to carry lower interest rates and also allow the Company to better utilize its warehousing lines. There were no borrowings outstanding on June 30, 2001.

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months ended June 30
	2001	2000
Numerator:
Net income (loss)	$1,194,000	$(199,000)

Denominator:
Shares used in computing basic earnings per share	5,205,348	5,251,137
Effect of stock options treated as equivalents under the treasury stock method	1,735	-
Denominator for diluted earnings (loss) per share	5,207,083	5,251,137
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of a change in accounting principle	$ 0.21	$ (0.04)
Cumulative effect of a change in accounting principle	0.02	-
Net income (loss)	$ 0.23	$ (0.04)

5. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, generally requires the Company to recognize all freestanding and embedded derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. Statement No. 133 allows for hedge accounting treatment for derivatives used to hedge various risks and sets for the specific documentation requirements and qualifying criteria to be used to determine when hedge accounting can be applied. Depending on the nature of the hedging relationship, hedge accounting treatment provides for changes in the fair value of derivatives to be either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

On April 1, 2001, Company adopted the provisions of Statement No. 133 resulting in the recognition of a non-cash gain of $135,000 ($78,000, net after tax) in the Statements of Operations on April 1, 2001 to account for the cumulative effect of the accounting change relating to derivatives, including best effort forward commitments to sell loans and loan origination commitments (interest rate locks). During the quarter ended June 30, 2001 the effect of the adoption of Statement No. 133 resulted in recording a loss of $359,000 which is included in the Statements of Operations.

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liablilities," that replaces, in its entirety, FASB Statement No. 125. Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement No. 140 is effective for transfers occurring after March 31, 2001, and the expanded disclosure requirements regarding securitizations and collateral are effective for fiscal years ended after December 15, 2000. The Company adopted Statement No. 140 on April 1, 2001, and the adoption had no material impact on net income for the quarter ended June 30, 2001.

6. CONTINGENCIES

The Company is currently a defendant in certain litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

_______________________________________________________

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

RESULTS OF OPERATIONS:

Three months ended June 30, 2001 compared to three months ended June 30, 2000.

GENERAL

First Mortgage reported net profit of $1.194 million or $0.23 per share for the quarter ended June 30, 2001, compared to net loss of $199,000 or $0.04 per share for the comparable 2000 quarter. The profit was attributable to the reduction in mortgage interest rates during the quarter, which resulted in a 441% increase in new loan originations as compared to the three months ended June 30, 2000. The lower interest rates and higher loan production also positively affected origination fees and gain on sale of mortgages.

REVENUES

For the quarter ended June 30, 2001, the volume of new mortgage loans closed increased by 441% to $273.16 million from $50.51 million in the prior year quarter. The increase was a reflection of lower long-term interest rates, which significantly increased the volume of new loans in the market place.

For the three months ended June 30, 2001, loan origination revenue increased by 239.5% to $1.64 million from $483,000 in the June 30, 2000 quarter, due primarily to the substantial increase in loan production.

As of June 30, 2001, the Company serviced $1.556 billion in loans compared to $1.492 billion at June 30, 2000, an increase of 4.3% compared to the year-ago quarter. Total loan servicing income, including late charges and other miscellaneous fees, decreased marginally to $1.801 million in the June 2001 quarter, from $1.84 million in the prior year quarter. The main reason for the drop is that the volume of FHA/VA loans serviced, which command higher servicing fees, decreased by four percent from a year ago to 62% for the quarter ended June 30, 2001.

The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated.

	Three Months Ended June 30,
	2001	2000
	(Dollars in thousands except average loan balance)
Beginning loan service portfolio	$ 1,517,294	$ 1,497,616
Add: Loans originated	273,158	50,510

Less: Prepayment and Amortization	235,844	56,605

Ending loan servicing portfolio	1,554,608	1,491,521
Sub-Servicing	1,762	487
Total servicing portfolio	$ 1,556,370	$ 1,492,008
Average loan balance (end of period)	$ 95,430	$ 90,849
Number of loans	16,309	16,423

Due to higher new loan production and decreases in long-term mortgage interest rates during the quarter, the gain on sale of mortgage loans was $4.61 million for the three months ended June 30, 2001, an increase of 642.7% over the same 2000 period.

Interest income, which reflects the interest received on mortgage loans held for sale, increased 22.9% to $1.55 million for the three months ended June 30, 2001 from $1.26 million for the comparable prior year quarter. This increase was due primarily to the larger volume of loans and mortgage-backed securities held for sale during the June 2001 quarter as compared to prior year quarter.

EXPENSES

The major components of the Company's total expenses are (i) compensations and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and (iv) interest expense. Total expenses for the three months ended June 30, 2001 increased 70.3% to $7.71 million from the three months ended June 30, 2000. Compensations and benefits were $3.32 million for the June 2001 quarter, an increase of 103.7% over the year-ago quarter. General and administrative expense increased by $1.12 million, or 118.9% over prior year. These higher expenses were a direct result of the large increase in new loan production for the quarter.

Amortization of capitalized servicing rights increased by 17.0% over prior year quarter due mainly to larger investment and/or higher prepayments over the prior period.

Interest expense increased to $859,000 for quarter ended June 30, 2001 from $699,000 for the same period in 2000. The increase was due to the larger volume of loans carried in our warehouse lines during the period.

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

At June 30, 2001, maximum permitted borrowings under the syndicated warehouse line of credit agreement with three nonaffiliated banks totaled $110 million and the amount outstanding was $87.17 million. Borrowings under this facility is secured by mortgage loans and GNMA securities. The agreement contains various covenants, including minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio, and restricts the Company's ability to pay dividends. The Company was in compliance with all debt covenants at June 30, 2001. The Company believes that the syndicated warehouse agreement will be renewed when the current term expires.

In addition to the syndicated warehouse line of credit, the Company makes use of the short-term reverse repurchase agreements provided by investment banking firms in connection with its inventory of mortgage-backed securities. These facilities tend to carry lower interest rates and also allow the Company to better utilize its warehousing line. There was no balance outstanding at June 30, 2001.

In the first three months in fiscal year 2002, the Company repurchased in open market transactions 3,500 shares of its common stock at an aggregate cost of $11,000.

The Company had stockholders' equity of $30.51 million at June 30, 2001. Management believes that its current financing arrangements are adequate to meet its projected operational needs.

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

Based on the information available and on the estimates quantified by various interest rate calculations, and also based on the interest environment as of June 30, 2001, the Company believes that a 50 basis point change in long-term interest rates over a twelve month period, up or down and all else being constant, would increase or decrease the Company's gross income by approximately $2 million dollars. These estimates are limited by the fact that they are performed at a particular point in time and do not incorporate many other factors and, consequently, should not be relied on as a forecast of actual results.

PROSPECTIVE TRENDS

During the fiscal quarter ended June 30, 2001, long term interest rates continued to remain relatively low compared to the new levels which prevailed during the comparable period of last fiscal year. The lower rates enabled more loans to become eligible for refinancing and since much of our production was in refinance loans, our new loan production has increased accordingly. Compared to last year, our originations increased 440.8%.

Loan applications in our pipeline are at all time highs. A significant part of the loan increase is a result of our earlier decision to expand our retail branch channel, which is more heavily directed towards purchases rather than refinances. We now have thirteen retail branch locations, compared to ten a year ago. We are seeking opportunities to open others as we continue to expand retail operations. Our other production channels, such as wholesale and direct marketing, are also at healthy production levels and are likely to remain there under the current market conditions.

Our experiences over the past year are mirroring the entire industry, which has been reporting similar results. New loan production is pretty much at or near all time levels, and it's not likely to change significantly, at least in the near term, unless interest rates increase from the present levels.

_____________________________________________

PART II. OTHER INFORMATION.

Item 6. Exhibits and Reports of Form 8-K.

(a) No exhibits are filed with this report.

(b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

__________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MORTGAGE CORPORATION
Date: August 13, 2001	By: S/Clement Ziroli Clement Ziroli Chairman of the Board of Directors Chief Executive Officer
Date: August 13, 2001	By: S/Pac W. Dong Pac W. Dong Executive Vice President Chief Financial Officer