Form 10-Q
period 2001-09-30
FIRST MORTGAGE CORP /CA/
filed 2001-11-09
CIK 883369

OFFICE\OFFICE\html.dot">

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

 [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

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

YES X NO____

As of September 30, 2001, 5,201,002 shares of the registrant's common stock were outstanding.

--------------------------------------------------------------------------------------------------------------------------------------------

FIRST MORTGAGE CORPORATION

FORM 10-Q

INDEX
Part I - Financial Information	Page
Item 1. Financial Statements:
Balance Sheets September 30, 2001 (Unaudited) and March 31, 2001	3
Unaudited Statements of Income Three Months and Six Months Ended September 30, 2001 and 2000	4
Unaudited Statements of Cash Flows Six Months Ended September 30, 2001 and 2000	5
Notes to Unaudited Financial Statements	6-8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-14
Part II - Other Information
Item 6. Exhibits and Reports on Form 8-K	15
Signatures	16

--------------------------------------------------------------------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST MORTGAGE CORPORATION

BALANCE SHEETS

	September 30, 2001	March 31, 2001
	(Unaudited)
ASSETS
Cash	$ 17,765,000	$ 16,202,000
Mortgage loans and mortgage-backed securities held for sale	68,416,000	87,995,000
Other receivables and servicing advances	5,735,000	5,340,000
Capitalized servicing rights, net	12,800,000	9,928,000
Property and equipment, net	874,000	847,000
Prepaid expenses and other assets	227,000	615,000
Prepaid income taxes	44,000	-
TOTAL ASSETS	$ 105,861,000	$ 120,927,000
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Notes payable, banks	$ 62,975,000	$ 83,255,000
Sight drafts payable	5,724,000	3,784,000
Accounts payable and accrued liabilities	2,072,000	1,460,000
Deferred income taxes	3,817,000	3,103,000
Total Liabilities	74,588,000	91,602,000
STOCKHOLDERS' EQUITY
Preferred stock, no par value:
Authorized shares - 1,000,000 Issued and outstanding shares - None
Common stock, no par value:	-	-
Authorized shares - 10,000,000 Issued and outstanding shares - 5,201,002 at September 30, 2001 and 5,208,502 at March 31, 2001	2,407,000	2,430,000
Retained earnings	28,866,000	26,895,000
Total Stockholders' Equity	31,273,000	29,325,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$105,861,000	$120,927,000

See accompanying notes

--------------------------------------------------------------------------------------------------------------------------------------------

FIRST MORTGAGE CORPORATION

UNAUDITED STATEMENTS OF INCOME
	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000
REVENUES:
Loan origination income	$1,790,000	$528,000	$3,430,000	$1,011,000
Loan servicing income	1,711,000	1,814,000	3,512,000	3,658,000
Gain on sale of mortgage loans	4,941,000	1,901,000	9,553,000	2,522,000
Interest income	1,146,000	1,238,000	2,698,000	2,501,000
Other income	4,000	5,000	10,000	8,000
Total revenues	9,592,000	5,486,000	19,203,000	9,700,000
EXPENSES:
Compensation and benefits	3,711,000	1,820,000	7,031,000	3,450,000
General and administrative expenses	1,812,000	950,000	3,874,000	1,892,000
Amortization of capitalized servicing rights	2,186,000	1,133,000	3,649,000	2,389,000
Interest expense	554,000	427,000	1,420,000	1,126,000
Total expenses	8,263,000	4,330,000	15,974,000	8,857,000

Income before income taxes and cumulative effect of a change in accounting principle	1,329,000	1,156,000	3,229,000	843,000

Income tax expense	552,000	466,000	1,336,000	352,000

Income before cumulative effect of a change in accounting principle	777,000	690,000	1,893,000	491,000

Cumulative effect of a change in accounting principle, net of tax	-	-	78,000	-

NET INCOME	$777,000	$690,000	$1,971,000	$491,000
BASIC AND DILUTED EARNINGS PER SHARE
Income before cumulative effect of a change in accounting principle	$0.15	$0.13	$0.36	$0.09
Cumulative effect of a change in accounting principle	-	-	.02	-
Net income	$0.15	$0.13	$0.38	$0.09

See accompanying notes

--------------------------------------------------------------------------------------------------------------------------------------------

FIRST MORTGAGE CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,971,000	$491,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	714,000	659,000
Benefit (provision) for losses on foreclosure	7,000	(124,000)
Amortization and write offs of capitalized servicing rights	3,649,000	2,389,000
Depreciation and amortization of property and equipment	116,000	112,000
Change in excess service fee	-	9,000
Gain (loss) on sale of assets	(3,000)	2,000
Originations and purchases of mortgage loans held for sale	(479,353,000)	(103,318,000)
Sales and principal repayments of mortgage loans held for sale	498,932,000	110,430,000
Change in other receivables	(402,000)	1,984,000
Change in prepaid expenses and other assets	388,000	(288,000)
Change in accounts payable and accrued liabilities	612,000	162,000
Change in prepaid income taxes	(44,000)	-

Net cash provided by operating activities	26,587,000	12,508,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage servicing rights	-	(23,000)
Originated mortgage servicing rights	(6,521,000)	(1,149,000)
Purchase of furniture, equipment and leasehold improvements	(142,000)	(187,000)
Proceeds from sale of assets	2,000	1,000

Net cash used in investing activities	(6,661,000)	(1,358,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in notes payable, banks	(20,280,000)	(8,013,000)
Change in sight drafts payable	1,940,000	183,000
Change in note payable, other	-	1,646,000
Repurchase of common stock	(23,000)	(123,000)

Net cash used in financing activities	(18,363,000)	(6,307,000)

INCREASE IN CASH	1,563,000	4,843,000

CASH, BEGINNING OF PERIOD	16,202,000	11,264,000

CASH, END OF PERIOD	$17,765,000	$16,107,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,317,000	$1,071,000
Income taxes	253,000	-

See accompanying notes

--------------------------------------------------------------------------------------------------------------------------------------------

FIRST MORTGAGE CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2001

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

2. CAPITALIZED SERVICING RIGHTS

Activities in capitalized servicing rights are summarized as follows:

	Six Months ended September 30
	2001	2000
Beginning balance	$9,928,000	$11,555,000
Additions	6,521,000	1,172,000
Amortizations and write offs	(3,649,000)	(2,398,000)
Ending balance	$12,800,000	$10,329,000

3. NOTES PAYABLE

At September 30, 2001, the Company had a syndicated warehousing line of credit agreement with three nonaffiliated banks, which provided for borrowings up to $110,000,000 with annual interest payable monthly at 1.05% or LIBOR plus 1.05%, depending on the level of borrowings and the compensating balances maintained. At September 30, 2001, borrowings under the credit agreement of $62,975,000 were collateralized by mortgage loans and mortgage-backed securities held for sale.

The warehousing line of credit agreement is subject to renewal on August 28, 2002, and contains certain requirements, including but not limited to, the maintenance of minimum net worth, debt to net worth ratio, current ratio, net income and servicing portfolio, and payment of dividends by the Company. The Company was in compliance with all debt covenants at September 30, 2001. The Company believes its warehousing agreement will be renewed prior to its expiration.

In addition to the warehousing line of credit agreement, the Company makes use of the short-term reverse repurchase agreements provided by investment banking firms in connection with its inventory of mortgage-backed securities. These facilities tend to carry lower interest rates and also allow the Company to better utilize its warehousing line. There was no balance outstanding under these facilities at September 30, 2001.

--------------------------------------------------------------------------------------------------------------------------------------------

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000
Numerator:
Net income	$777,000	$690,000	$1,971,000	$491,000

Denominator:
Shares used in computing basic earnings per share	5,201,480	5,217,819	5,203,404	5,234,387
Effect of stock options treated as equivalents under the treasury stock method	5,995	-	7,730	-
Denominator for diluted earnings per share	5,207,475	5,217,819	5,211,134	5,234,387
Basic earnings per share	$.15	$.13	$.38	$.09
Diluted earnings per share	$.15	$.13	$.38	$.09

5. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, generally requires the Company to recognize all freestanding and embedded derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. Statement No. 133 allows for hedge accounting treatment for derivatives used to hedge various risks and sets the specific documentation requirements and qualifying criteria to be used to determine when hedge accounting can be applied. Depending on the nature of the hedging relationship, hedge accounting treatment provides for changes in the fair value of derivatives to be either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

On April 1, 2001, the Company adopted the provisions of Statement No. 133 resulting in the recognition of a non-cash gain of $135,000 ($78,000, net after tax) in the Statements of Income on April 1, 2001 to account for the cumulative effect of the accounting change relating to derivative, including best effort forward commitments to sell loans and loan origination commitments (interest rate locks). During the quarter ended September 30, 2001, the Company recorded a loss of $394,000 on derivative instruments which is included in the gain on sale of mortgage loans.

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that replaces, in its entirety, FASB Statement No. 125. Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement No. 140 is effective for transfers occurring after March 31, 2001, and the expanded disclosure requirements regarding securitizations and collateral were effective for fiscal years ended after December 15, 2000. The Company adopted Statement No. 140 on April 1, 2001, and the adoption had no material impact on net income for the quarter ended September 30, 2001.

--------------------------------------------------------------------------------------------------------------------------------------------

6. CONTINGENCIES

The Company is currently a defendant in certain litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

--------------------------------------------------------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS:

Three months ended September 30, 2001 compared to three months ended September 30, 2000.

GENERAL

First Mortgage reported net income of $777,000 or $0.15 per share for the quarter ended September 30, 2001, compared to net income of $690,000 or $0.13 per share for the comparable 2000 quarter. The higher net income was primarily attributable to the easing of mortgage interest rates during the course of the period, which enabled the Company to increase loan production and realize higher gains on sale of mortgages.

REVENUES

For the quarter ended September 30, 2001, the volume of new mortgage loans closed increased by 290.5% to $206.2 million from $52.8 million in the prior year quarter, and loan origination revenue increased by approximately 239% to $1.79 million from $528,000 in the September 2000 quarter. The increase is a reflection of lower long-term interest rates as compared to the prior year quarter, which significantly increased refinancing loans in the market place, and to a lesser degree, loans for the purchase of housing.

As of September 30, 2001, the Company serviced $1.525 billion in loans compared to $1.487 billion at September 30, 2000, an increase of 2.5%. Total loan servicing income, including late charges and other miscellaneous fees fell slightly to $1.711 million in the September 2001 quarter, from $1.814 million in the prior year quarter. The decrease was due primarily to low delinquencies in our loan servicing portfolio, reducing late charges and related fees.

--------------------------------------------------------------------------------------------------------------------------------------------

The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated.

	Three Months Ended September 30,
	2001	2000
	(Dollars in thousands except average loan balance)
Beginning loan service portfolio	$1,554,608	$1,491,521
Add: Loans originated	206,198	52,808
Purchased Loans	-	5,811

Less: Prepayment and amortization	237,496	67,362

Ending loan servicing portfolio	1,523,310	1,482,778
Sub-Servicing	1,267	4,436
Total servicing portfolio	$1,524,577	$1,487,214
Average loan balance (end of period)	$95,268	$91,279
Number of Loans	16,003	16,293

Due to a rapid decrease in long-term mortgage interest rates shortly after the end of the quarter, the Company was able to sell its mortgage inventory at a substantially higher premium by taking advantage of the favorable interest environment. The net increase in gains on mortgage sales was 160% compared to prior year quarter.

Interest income, which reflects the interest received on mortgage loans and mortgage-backed securities held for sale, decreased slightly to $1.15 million for the three months ended September 30, 2001 from $1.24 million for the comparable prior year quarter. This decrease was due primarily to the smaller mortgage-backed securities inventory carried in the warehouse line by the Company compared to the September 2000 quarter.

EXPENSES

The major components of the Company's total expenses are (i) compensations and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and (iv) interest expense. Total expenses for the three months ended September 30, 2001 increased by $3.93 million to $8.26 million from $4.33 million for the quarter ended September 30, 2000. Compensations and benefits were $3.71 million for the September 2001 quarter, an increase of 103.9% over the year-ago quarter. The increase in compensation and benefits were the result of the expansion of the retail origination branches and the near quadrupling of the new loan production. General and administrative expense increased by $862,000, or 90.7% over the prior period. The higher general and administrative expenses were a direct result of the expansion of production operations in the quarter.

Amortization of capitalized servicing rights increased by $1.05 million compared to the year earlier quarter, due mainly to the higher volume of prepayments from refinances over the comparable prior period.

Interest expense increased 29.7% to $554,000 for quarter ended September 2001 from $427,000 for the same period in 2000. The increase was due to the higher volume of loans carried in the warehouse line towards the end of the quarter, as compared to the same period a year ago.

 -------------------------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

Six months ended September 30, 2001 compared to six months ended September 30, 2000.

GENERAL

In the six months ended September 30, 2001, the Company reported net income of $1.971 million or $0.38 per share, compared to net income of $491,000 or $0.09 per share for the same period in 2000. The increase in net income was largely due to the easing of interest rates during this period, which led to much higher new loan volume and gains on selling of mortgages.

REVENUES

For the six months ended September 30, 2001 the volume of new mortgage loan originations increased 364% to $479.35 million from $103.32 million in the comparable period last year, and loan origination revenue increased 239.3% to $3.43 million from $1.01 million for the six months ended September 30, 2000. The higher loan origination revenue was largely due to the increase of new loans originated by the Company.

Loan servicing income, representing the loan servicing fees, late charges and other fees earned by the Company for administering the loans in its servicing portfolio, fell slightly to $3.51 million for the six months ended September 30, 2001 from $3.66 million for the same period in 2000. The decrease in servicing income is primarily due to low delinquencies in the servicing portfolio, reducing late charges and related fees.

The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated:

	Six Months Ended September 30,
	2001	2000
	(Dollars in thousands except average loan balance)
Beginning loan service portfolio	$1,514,807	$1,497,616
Add: Loans originated	479,353	103,318
Purchased Loans	-	5,811

Less: Prepayment and amortization	470,850	123,967

Ending loan servicing portfolio	1,523,310	1,482,778
Sub-Servicing	1,267	4,436
Total servicing portfolio	$1,524,577	$1,487,214
Average loan balance (end of period)	$95,268	$91,279
Number of Loans	16,003	16,293

The sale of mortgages for the six months ended September 30, 2001 resulted in a gain of $9.55 million compared to a gain of $2.52 million for the 2000 period. The increase is primarily attributable to falling interest rates during this period.

Interest income, which reflects the interest earned on mortgage loans and mortgage-backed securities held for sale, was $2.70 million for the six months ended September 30, 2001 as compared to $2.50 million over the comparable 2000 period. The increase was as a result of the higher volume of mortgage-backed securities carried in the warehouse line compared to the current period.

--------------------------------------------------------------------------------------------------------------------------------------------

EXPENSES

The major components of the Company's total expenses are (i) compensation and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and (iv) interest expenses. Total expenses for the six months ended September 30, 2001 increased by $7.117 million or 80.4% from the six months ended September 30, 2000. Compensation and benefits increased 103.8% to $7.03 million compared to $3.45 million in the first six months of fiscal year 2000. General and administrative expenses increased to $3.87 million from $1.89 million in the comparable period in 2000. The increases in these expenses were largely a result of the higher loan originations and associated compensation and general and administrative expenses in the first half of fiscal year 2002.

The amortization of capitalized servicing rights increased to $3.65 million compared to $2.39 million in the year earlier period. This was due to the large increase in portfolio loans being refinanced due to lower interest rates.

Interest expense increased to $1.42 million as compared to $1.13 million in the year-earlier six months, due primarily to the larger volume of loans carried in the warehouse line during the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirement is the funding of its new mortgage loans and loan origination expenses. To meet these funding needs, the Company relies on warehouse lines of credit with banks, its own capital, and also cash flows from operations.

At September 30, 2001, maximum permitted borrowings under the syndicated warehouse line of credit agreement with three nonaffiliated banks totaled $110 million and the amount outstanding was $62.98 million. Borrowings under these facilities are secured by mortgage loans and mortgage-backed securities. The agreements contain various covenants, including minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio, and paying of dividends. The Company was in compliance with all debt covenants at September 30, 2001. The Company believes that the syndicated warehouse agreement will be renewed when the current term expires.

In addition to the syndicated warehouse line of credit, the Company makes use of the short-term reverse repurchase agreements provided by investment banking firms in connection with its inventory of mortgage-backed securities. These facilities tend to carry lower interest rates and also allow the Company more flexibility in utilizing its warehousing line. There was no balance outstanding on September 30, 2001.

In the first six months in fiscal year 2002, the Company repurchased in open market transactions and retired 7,500 shares of its common stock at an aggregate cost of $23,000.

The Company had stockholders' equity of $31.27 million at September 30, 2001. Management believes that its current financing arrangements are adequate to meet its projected operational needs.

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

--------------------------------------------------------------------------------------------------------------------------------------------

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

Based on the information available and on the estimates quantified by various interest rate calculations, and also based on the interest environment as of September 30, 2001, the Company believes that a 50 basis point change in long-term interest rates over a twelve month period, up or down and all else being constant, would increase or decrease the Company's gross income by approximately $3.5 million dollars. These estimates are limited by the fact that they are performed at a particular point in time and do not incorporate many other factors and, consequently, should not be relied on as a forecast of actual results.

PROSPECTIVE TRENDS

For most of the first six months of fiscal 2002, interest rates of the standard 30-year fixed rate mortgages fluctuated between 6.875% and 7.25%, creating a strong refinance wave throughout the mortgage industry, and boosting our new loan originations dramatically. Going into the third quarter, mortgage interest rates have continued to fall, now to approximately 6.50%, growing the earlier strong refinance wave into a virtually tidal wave of new refinance mortgage originations. Should mortgage interest rates remain at these levels, or lower, we anticipate continued record originations and strong operating results throughout the remainder of our fiscal year.

As discussed above however, refinance waves can also have a downside in that the prepayment rate on existing loans in our loan servicing portfolio may also increase proportionately. Our strategy to mitigate this risk is to proactively solicit our existing borrowers for new refinance loans before someone else does, and to aggressively solicit refinance loans from borrowers with loans held by other lenders. To this end, we have two offices exclusively dedicated to these Direct Marketing solicitations. Thus far we've been able to stay ahead of the early prepayments, and in fact have grown the servicing portfolio by 2.5% over the past year.

We have continued to expand our retail origination division, most recently opening new offices in Reno, Nevada; Denver, Colorado; and Portland, Oregon. This division has grown to fifteen offices, and is dedicated primarily to loans for the purchase of housing, although there is also spillover business from the refinance wave. Having a strong retail operation doing purchase loan business with Realtors and others enables us to continue originating new loans when refinance loan volume contracts.

For the first six months of this fiscal year, our retail channel produced 25% of new origination volume, the Direct Marketing channel produced 25%, and the wholesale channel produced the remaining 50%. We believe that this diversification is the appropriate balance for today's mortgage market.

Even our modest website (www.FirstMortgage.Com) is producing a steady stream of new loan applicants. Our strategy for these inquiries is to immediately turn them over to our nearest retail office, wherein a full-time mortgage professional works with these applicants to satisfy their mortgage needs. This has been a pleasant surprise, as we did not try to build a major consumer website business model. If such a model is to be successful however, we believe that there must also be a local branch office presence such as ours to work with these applicants.

--------------------------------------------------------------------------------------------------------------------------------------------

Finally, the war on terrorism puts us into new and uncharted waters for our business. There are simply too many variables and "what-ifs" to wed ourselves to one strategy or another. With mortgage banking, as always, the level of long term mortgage interest rates is the single most important ingredient to our business. Although our business is in boom times right now, the outlook for interest rates going forward is not clear. We believe our best strategy is to stay nimble and concentrate our focus on whichever direction the market and trends take us.

--------------------------------------------------------------------------------------------------------------------------------------------

PART II. OTHER INFORMATION.

Item 6. Exhibits and Reports of Form 8-K.

(a) No exhibits are filed with this report.

(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

--------------------------------------------------------------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 FIRST MORTGAGE CORPORATION
Date: November 12, 2001	By S/Clement Ziroli Clement Ziroli Chairman of the Board of Directors, Chief Executive Officer

Date: November 12, 2001	By S/Pac W. Dong Pac W. Dong Executive Vice President, Chief Financial Officer