Form 10-Q
period 2001-12-31
FIRST MORTGAGE CORP /CA/
filed 2002-02-11
CIK 883369

OFFICE\OFFICE\html.dot">

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

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

YES X NO____

As of December 31, 2001, 5,201,002 shares of the registrant's common stock were outstanding.

_________________________________________

FIRST MORTGAGE CORPORATION

FORM 10-Q

INDEX
Part I - Financial Information	Page
Item 1. Financial Statements
Balance Sheets December 31, 2001 (Unaudited) and March 31, 2001	3
Unaudited Statements of Income Three Months and Nine Months Ended December 31, 2001 and 2000	4
Unaudited Statements of Cash Flows Nine Months Ended December 31, 2001 and 2000	5
Notes to Unaudited Financial Statements	6-7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8-13
Part II - Other Information
Item 6. Exhibits and Reports on Form 8-K	14
Signatures	15

2.

_________________________________________

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST MORTGAGE CORPORATION

BALANCE SHEETS

	December 31, 2001	March 31, 2001
	(Unaudited)
ASSETS
Cash	$18,252,000	$16,202,000
Mortgage loans and mortgage-backed securities held for sale	103,984,000	87,995,000
Other receivables and servicing advances	7,114,000	5,340,000
Capitalized servicing rights, net	13,729,000	9,928,000
Property and equipment, net	946,000	847,000
Prepaid expenses and other assets	158,000	615,000
Prepaid income taxes	265,000	-
TOTAL ASSETS	$144,448,000	$120,927,000

LIABILITIES
Notes payable, banks	$94,546,000	$83,255,000
Note payable, other	3,739,000	-
Sight drafts payable	5,520,000	3,784,000
Accounts payable and accrued liabilities	2,987,000	1,460,000
Deferred income taxes	4,527,000	3,103,000

Total Liabilities	111,319,000	91,602,000

STOCKHOLDERS' EQUITY
Preferred stock, no par value: Authorized shares - 1,000,000 Issued and outstanding shares - None
Common stock, no par value:
Authorized shares - 10,000,000 Issued and outstanding shares - 5,201,002 at December 31, 2001 and 5,208,502 at March 31, 2001	2,407,000	2,430,000
Retained earnings	30,722,000	26,895,000
Total Stockholders' Equity	33,129,000	29,325,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$144,448,000	$120,927,000

See accompanying notes

3.

_________________________________________

FIRST MORTGAGE CORPORATION

UNAUDITED STATEMENTS OF INCOME
	Three Months Ended December 31,		Nine Months Ended December 31
	2001	2000	2001	2000
REVENUES:
Loan origination income	$ 2,024,000	$581,000	$5,454,000	$1,592,000
Loan servicing income	1,799,000	1,804,000	5,311,000	5,462,000
Gain on sale of mortgage loans	6,663,000	1,711,000	16,216,000	4,233,000
Interest income	1,696,000	1,110,000	4,394,000	3,611,000
Other income	7,000	1,000	17,000	9,000
Total revenues	12,189,000	5,207,000	31,392,000	14,907,000
EXPENSES:
Compensation and benefits	3,984,000	1,737,000	11,015,000	5,187,000
General and administrative expenses	1,992,000	956,000	5,867,000	2,837,000
Amortization of capitalized servicing rights	2,279,000	1,135,000	5,927,000	3,535,000
Interest expense	764,000	883,000	2,184,000	2,009,000
Total expenses	9,019,000	4,711,000	24,993,000	13,568,000

Income before income taxes and cumulative effect of a change in accounting principle	3,170,000	496,000	6,399,000	1,339,000

Income tax expense	1,314,000	209,000	2,650,000	561,000

Income before cumulative effect of a change in accounting principle	1,856,000	287,000	3,749,000	778,000

Cumulative effect of a change in accounting principle, net of tax	-	-	78,000	-

NET INCOME	$ 1,856,000	$ 287,000	$3,827,000	$ 778,000
EARNINGS PER SHARE - BASIC
Income before cumulative effect of a change in accounting principle	$ 0.36	$ 0.06	$ 0.72	$ 0.15
Cumulative effect of a change in accounting principle	$ -	$ -	$ .02	$ -

EARNINGS PER SHARE - DILUTED
Income before cumulative effect of a change in accounting principle	$ 0.36	$ 0.06	$ 0.71	$ 0.15
Cumulative effect of a change in accounting principle	$ -	$ -	$ .02	$ -

See accompanying notes

4.

_________________________________________

FIRST MORTGAGE CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 3,827,000	$ 778,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for deferred income taxes	1,424,000	(872,000)
Provision for losses on foreclosure	(11,000)	(185,000)
Amortization of capitalized servicing rights	5,927,000	3,535,000
Depreciation and amortization of property and equipment	177,000	174,000
(Loss) gain on sale of assets	(3,000)	2,000
Originations and purchases of mortgage loans held for sale	(807,118,000)	(162,940,000)
Sales and principal repayments of mortgage loans held for sale	791,129,000	213,903,000
Change in other receivables and servicing advances	(1,763,000)	1,826,000
Change in prepaid expenses and other assets	457,000	531,000
Change in accounts payable and accrued liabilities	1,527,000	242,000
Change in prepaid income taxes	(265,000)	-

Net cash (used in) provided by operating activities	(4,692,000)	56,994,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mortgage servicing rights	-	(23,000)
Originated mortgage servicing rights	(9,728,000)	(1,797,000)
Purchase of furniture, equipment and leasehold improvements	(276,000)	(316,000)
Proceeds from sale of assets	3,000	3,000

Net cash used in investing activities	(10,001,000)	(2,133,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in notes payable, banks	11,291,000	(5,128,000)
Change in note payable, other	3,739,000	(43,787,000)
Change in sight drafts payable	1,736,000	601,000
Repurchase of common stock	(23,000)	(123,000)

Net cash provided by (used in) financing activities	16,743,000	(48,437,000)

INCREASE IN CASH	2,050,000	6,424,000

CASH, BEGINNING OF PERIOD	16,202,000	11,264,000

CASH, END OF PERIOD	$ 18,252,000	$ 17,688,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$ 1,863,000	$ 2,071,000
Income taxes	1,078,000	915,000

See accompanying notes

5.

_________________________________________

FIRST MORTGAGE CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2001

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

2 CAPITALIZED SERVICING RIGHTS

Activities in capitalized servicing rights are summarized as follows:

Nine Months ended December 31
	2001	2000
Beginning balance	$ 9,928,000	$ 11,555,000
Additions	9,728,000	1,820,000
Amortization	(5,927,000)	(3,535,000)
Ending balance	$ 13,729,000	$ 9,840,000

3. NOTES PAYABLE

At December 31, 2001, the Company had a syndicated warehousing line of credit agreement with five nonaffiliated banks, which provided for borrowings up to $195,000,000 with annual interest payable monthly at 1.05% or LIBOR plus 1.05%, depending on the level of borrowings and the compensating balances maintained. At December 31, 2001, borrowings under the credit agreement of $94,546,000 were collateralized by mortgage loans and mortgage-backed securities held for sale.

The warehousing line of credit agreement is subject to renewal on August 28, 2002, and contains certain requirements, including but not limited to, the maintenance of minimum net worth, debt to net worth ratio, current ratio, net income and servicing portfolio, and payment of dividends by the Company. The Company was in compliance with all debt covenants at December 31, 2001. The Company believes its syndicated warehousing agreement will be renewed prior to its expiration.

In addition to the warehousing line of credit agreement, the Company makes use of a short-term reverse repurchase agreement provided by a nonaffiliated bank in connection with its inventory of mortgage-backed securities. This facility tends to carry lower interest rates and also allow the Company to better utilize its warehousing line. The balance outstanding under this facility at December 31, 2001 was $3,739,000, and it was collateralized by mortgage-backed securities.

6.

_________________________________________

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Numerator:
Net income	$1,856,000	$287,000	$3,827,000	$778,000

Denominator:
Shares used in computing basic earnings per share	5,201,002	5,210,502	5,202,600	5,226,396
Effect of stock options treated as equivalents under the treasury stock method	5,916	-	13,646	-
Denominator for diluted earnings per share	5,206,918	5,210,502	5,216,246	5,226,396
Basic earnings per share	$.36	$.06	$.74	$.15
Diluted earnings per share	$.36	$.06	$.73	$.15

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

On April 1, 2001, the Company adopted the provisions of Statement No. 133 resulting in the recognition of a non-cash gain of $135,000 ($78,000, net after tax) in the Statements of Income to account for the cumulative effect of the accounting change relating to derivative, including best effort forward commitments to sell loans and loan origination commitments (interest rate locks). During the quarter ended December 31, 2001, the Company recorded a gain of $242,000 on derivative instruments which is included in the gain on sale of mortgage loans.

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that replaces, in its entirety, FASB Statement No. 125. Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement No. 140 is effective for transfers occurring after March 31, 2001, and the expanded disclosure requirements regarding securitizations and collateral were effective for fiscal years ended after December 15, 2000. The Company adopted Statement No. 140 on April 1, 2001, and the adoption had no material impact on net income for the quarter ended December 31, 2001.

6. CONTINGENCIES

The Company is currently a defendant in certain litigation arising in the ordinary course of business. It is management's opinion that the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

7.

_________________________________________

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

RESULTS OF OPERATIONS:

Three months ended December 31, 2001 compared to three months ended December 31, 2000.

GENERAL

First Mortgage reported a net profit of $1,856,000 or $0.36 per share for the quarter ended December 31, 2001, compared to net profit of $287,000 or $0.06 per share for the comparable 2000 quarter. The profit was attributable to decreases in interest rates which substantially boosted new loan originations for the Company and the industry. In turn, this led to increases in loan origination and gain on sale of mortgages, two of the primary sources of revenue for the Company. The increase in earnings was, however, offset partially by higher compensation; general and administrative expenses and amortization of capitalized servicing rights.

REVENUES

For the quarter ended December 31, 2001, the volume of new mortgage loans closed increased by 449.7% to $327.8 million from $59.6 million in the prior year quarter. The increase is a direct reflection of lower interest rates, which increased the volume of loans in the market place, coupled with the expansion of the retail and wholesale branches.

For the three months ended December 31, 2001, loan origination revenue increased by approximately 248.4% to $2.02 million from the December 2000 quarter, due primarily to the increase in mortgage production.

As of December 31, 2001, the Company serviced $1.571 billion in loans compared to $1.487 billion at December 31, 2000, an increase of 5.6% compared to the year-ago quarter. The increase in the Company's servicing portfolio was due to the higher loan production during most of calendar 2001, partially offset by amortization and run off due to heavy refinancing during the year. Total loan servicing income, including late charges and other miscellaneous fees, declined slightly to $1.799 million in the December 2001 quarter, from $1.804 million in the prior year quarter. The decline was the result of historically low delinquency rates in the portfolio, reducing late charge fees to the Company.

8.

_________________________________________

The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated.

	Three Months Ended December 31
	2001	2000
	(Dollars in thousands except average loan balance)
Beginning loan service portfolio	$ 1,523,310	$ 1,487,214
Add: Loans originated	327,765	59,622

Less: Prepayment and amortization	280,613	80,381

Ending loan servicing portfolio	1,570,462	1,466,455
Sub-Servicing	234	8,637
Total servicing portfolio	$ 1,570,696	$ 1,475,092
Average loan balance (end of period)	$ 98,730	$ 91,479

Due to the declining long-term mortgage interest rates during the quarter and the record increase in new loan production, the gain on sale of mortgage loans increased dramatically to $6.66 million for the three months ended December 31, 2001, as compared to $1.71 million for the same 2000 period.

Interest income increased to $1.70 million for the three months ended December 31, 2001 from $1.11 million for the comparable prior year quarter. This increase was due primarily to the larger volume of loan inventory carried in this quarter as compared to the December 2000 quarter.

EXPENSES

The major components of the Company's total expenses are (i) compensations and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and (iv) interest expense. Total expenses for the three months ended December 31, 2001 increased by 91.4% to $9.02 million from $4.71 million for the three months ended December 31, 2000. Compensations and benefits were $3.98 million for the December 2001 quarter, an increase of 129.4% over the year-ago quarter. General and administrative expense increased by $1.04 million, or 108.4% over the prior year quarter. These higher expenses were a direct result of expanded production operations in the quarter.

Amortization of capitalized servicing rights increased by 100.8% over prior year quarter due mainly to higher volume of loan prepayments over the prior fiscal year.

Interest expense decreased 13.5% to $764,000 for quarter ended December 31, 2001 from $883,000 for the same period in year 2000. The decrease was primarily due to substantial lower interest rates charged on the mortgage warehouse lines.

9.

_________________________________________

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Nine months ended December 31, 2001 compared to nine months ended December 31, 2000.

GENERAL

In the nine months ended December 31, 2001, the Company reported a net profit of $3.83 million or $0.74 per share, compared to a net profit of $778,000 or $0.15 per share for the same period of year 2000. Total revenue increased by 110.6% to $31.39 million from $14.91 million in the comparable prior period. The increase in net income was due to decreases in interest rates during the course of the year, which increased new loan originations for the Company and the industry. In turn, this led to a steep increase in loan origination and gain on sale of mortgages, two of the primary sources of revenue for the Company.

REVENUES

For the nine months ended December 31, 2001, loan origination revenue increased 242.6% to $5.45 million from $1.59 million for the nine months ended December 31, 2000. The higher loan origination revenue was primarily due to the record high volume of new loans originated by the Company during the course of the fiscal year.

The volume of new mortgage loan originations increased 395.3% to $807.12 million from $162.94 million in the comparable period last year.

Loan servicing income, representing the loan servicing fees, late charges and other fees earned by the Company for administering the loans in its servicing portfolio, fell 2.8% to $5.31 million for the nine months ended December 31, 2001 from $5.46 million for the same period in 2000. The slight decrease in servicing income is primarily due to lower delinquency rates which reduced late charges and other fees.

The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated:

	Nine Months Ended December 31,
	2001	2000
	(Dollars in thousands except average loan balance)
Beginning loan service portfolio	$ 1,514,807	$ 1,497,616
Add: Loans originated	807,118	162,940

Less: Prepayment and amortization	751,463	194,101

Ending loan servicing portfolio	1,570,462	1,466,455
Sub-Servicing	234	8,637
Total servicing portfolio	$ 1,570,696	$ 1,475,092
Average loan balance (end of period)	$98,730	$91,479

The sale of mortgages for the nine months ended December 31, 2001 resulted in a gain of $16.22 million compared to a gain of $4.23 million for the 2000 period. The increase is primarily attributable to the reduction in interest rates over the course of the year, enabling the Company to make a substantial gain on mortgages held for sale.

10.

_________________________________________

Interest income increased to $4.39 million compared to $3.61 million in the year earlier period. This was due primarily to the large volume of loan inventory carried by the Company as a result of record origination levels.

EXPENSES

The major components of the Company's total expenses are (i) compensation and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights, and (iv) interest expenses. Total expenses for the nine months ended December 31, 2001 increased by 84.2% from the nine months ended December 31, 2000. Compensation and benefits increased 112.4% to $11.02 million compared to $5.19 million in the first nine months of fiscal year 2000. General and administrative expenses increased by 106.8% to $5.87 million from $2.84 million in the comparable period in 2000. The increases in these expenses were a direct result of record loan originations.

The 67.7% increase in amortization of capitalized servicing rights to $5.93 million was mainly due to higher volume of loan prepayments over the course of the year.

Interest expense increased 8.7% to $2.18 million as compared to $2.01 million in the year earlier nine months, due primarily to the larger mortgage inventory and mortgage-backed securities carried by the Company during the period, partially offset by lower interest rates charged on the mortgage warehousing lines.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirement is the funding of its new mortgage loans and loan origination expenses. To meet these funding needs, the Company relies on warehouse lines of credit, reverse repurchase agreements, its own capital and also cash flows from operations.

At December 31, 2001, maximum permitted borrowings under the syndicated warehouse line of credit agreement with five nonaffiliated banks totaled $195 million and the amount outstanding was $94.55 million. Borrowings under this facility is secured by mortgage loans. The agreement contains various covenants, including the maintaining of minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio, and prior approval to make dividend payments. The Company was in compliance with all debt covenants at December 31, 2001. However, if there is any material negative event affecting the economy or substantial increase in the interest rates, the Company's operating results could be adversely impacted, which could lead to the non-compliance of the debt covenants. Absent the preceding scenario, the Company believes that the syndicated warehouse agreement will be renewed when the current term expires.

In addition to the syndicated warehousing agreement, the Company regularly makes use of the reverse repurchase agreements offered by a nonaffiliated bank in connection with its mortgage-backed securities. The balance outstanding under this facility was $3.74 million at December 31, 2001.

In the first nine months in fiscal year 2002, the Company repurchased in open market transactions and retired 7,500 shares of its common stock at an aggregate cost of $23,000.

The Company had stockholders' equity of $33.13 million at December 31, 2001. Management believes that its current financing arrangements are adequate to meet its projected operational needs.

11.

_________________________________________

DISCLOSURE ABOUT INTEREST RATE RISK

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

Based on the information available and on the estimates quantified by various interest rate calculations, and also based on the interest environment as of December 31, 2001, the Company believes that a 50 basis point change in long-term interest rates over a twelve month period, up or down and all else being constant, would increase or decrease the Company's gross income by approximately $3.5 million dollars. These estimates are limited by the fact that they are performed at a particular point in time and do not incorporate many other factors and, consequently, should not be relied on as a forecast of actual results.

DISCLOSURE OF DERIVATIVES

The Company does not participate in any speculative derivative trading, however, it does hold derivative financial instruments, including best effort forward commitments to sell loans, loan origination commitments and mortgage-backed securities, to minimize interest rate exposure of its mortgage pipeline and inventory. Hedge accounting results when the Company designs and documents the hedging relationships involving these instruments. If the hedges are not highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in earnings, as discussed in Note 5 of the financial statements. The Company does not believe that it is exposed to more than a nominal amount of credit risk in its derivative financial instruments.

PROSPECTIVE TRENDS

During most of calendar year 2001 interest rates fell to historic lows from the higher levels of recent years, and new loan applications increased in record amounts. The decrease in interest rates, coupled with the continuing expansion of both our retail division and wholesale divisions, enabled us to increase our business from all channels while refinance loan activity was boosted in our Direct Marketing Division.

The Federal Reserve Board had reversed itself and was reducing interest rates in order to soften any recessionary effects for the economy. For our industry, which is counter-cyclical to others, this is usually good news. We engaged in a record volume refinance surge.

The competitive pressures we have talked about so often are still there, but their effect is greatly reduced when we are in this boom part of the mortgage cycle.

We continue to pursue opportunities to expand our retail division, which is now at fifteen offices, and we are aggressively recruiting for more. We have added personnel to our Direct Marketing Division so as to

12.

_________________________________________

take advantage of the refinance loan market, and our Santa Ana, San Jose and Phoenix wholesale offices are producing large volumes of new originations.

Our consumer website (www.firstmortgage.com) is also contributing. Although we have no illusions about becoming a big "dot com" lender, mortgage consumer websites can be a good supplemental source for refinance loans when we are in a low interest rate environment, such as now. The Company has a big advantage over many others in that we also have retail offices, enabling us to offer both "clicks and bricks," to potential borrowers.

We were positioned with the necessary channels and tools to take advantage of the opportunities which are opened up as a result of the recent reduction in interest rates. If rates stay at this level, or fall even lower, and remain that way for calendar year 2002, the Company has the potential to experience another good year in fiscal 2003.

13.

_________________________________________

PART II. OTHER INFORMATION.

Item 6. Exhibits and Reports of Form 8-K.

(a) No exhibits are filed with this report.

(b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

14.

_________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MORTGAGE CORPORATION

Date: February 12, 2002	By S/Clement Ziroli Clement Ziroli Chairman of the Board of Directors, Chief Executive Officer

Date: February 12, 2002	By S/Pac W. Dong Pac W. Dong Executive Vice President, Chief Financial Officer

15.

_________________________________________