Form 10-K
period 2002-03-31
FIRST MORTGAGE CORP /CA/
filed 2002-06-28
CIK 883369

OFFICE\OFFICE\html.dot">

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended March 31, 2002, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from__________to_______________

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

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant on June 14, 2002, based on the average bid and asked prices on that date reported by the OTC Bulletin Board, was $1,977,000. Solely for purposes of this calculation, all executive officers and directors of the registrant were considered affiliates as were all beneficial owners of more than 10% of the registrant's Common Stock. As of June 14, 2002, 5,199,002 shares of the registrant's Common Stock were issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the annual meeting of shareholders of the registrant to be held on October 9, 2002 are incorporated by reference into Part III hereof. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after March 31, 2002.

________________________________________

FIRST MORTGAGE CORPORATION

A California Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2002

TABLE OF CONTENTS

________________________________________

ITEM 1. BUSINESS

General

First Mortgage Corporation ("First Mortgage" or the "Company") is a mortgage banking firm engaged in the mortgage banking business since its incorporation in California in 1975. The Company originates, purchases, warehouses, sells and services primarily first mortgage loans for the purchase or refinance of owner-occupied one-to-four family residences located principally in California. The Company originates mortgage loans in geographic areas with moderately priced housing through a network of offices located in California, Nevada, Oregon, Colorado and Arizona. Mortgage loans are originated by the Company through the following channels: Retail production loans are generated by referrals from real estate agents, builders and other sources. Refinance loans are originated by the Direct Marketing division through targeted mail solicitations and direct telemarketing, and wholesale production generally represents loans originated through approved mortgage loan brokers. The Company's long-term production objective is to increase loan origination through strategically located new offices and to promote new products that can be marketed at an acceptable rate of return to the Company.

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

First Mortgage's loan servicing activities include the collection, remittance and general administration of mortgage loans. Over the years, the Company has been successful in retaining servicing rights on a substantial portion of loan originations. The Company's mortgage servicing portfolio increased by 1.0% from $1.502 billion at March 31, 2000 to $1.517 billion at March 31, 2001. The current interest environment, however, has induced much more refinance activities, which has accelerated the prepayment rate of the servicing portfolio. The Company has managed to negate much of the impact of this runoff by retaining most of the loans eligible for refinance through its own in-house refinance programs. Hence, it only experienced an insignificant drop of 0.8% to $1.505 billion at March 31, 2002 compared to the previous fiscal year.

The various phases of First Mortgage's business are discussed in greater detail below.

Loan Origination

The Company originates mortgage loans primarily through three sources: (1) retail, which represents loans generated through real estate agents and builders; (2) direct marketing, which represents loans initiated through direct mail and telephone; and (3) wholesale, which represents loans solicited from loan brokers. To a smaller degree, it also originates loans through its Internet website (www.firstmortgage.com). Substantially all mortgage loans originated through such sources by the Company are underwritten, funded and closed by the Company.

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

The Company receives fees from borrowers for the origination of retail loans, generally in the range of one to two percent of the principal amount of the loan. The Company also receives fees in connection with the origination of wholesale loans which average approximately 0.8% per loan. The Company may charge additional fees depending upon market conditions or the Company's objectives concerning loan origination volume and pricing. The Company incurs certain costs in originating loans, including overhead, out-of-pocket costs, interest on money borrowed to finance loans and, when the loans are subject to a purchase commitment from private investors, related commitment fees. The volume of and type of loans and commitments made by the Company vary with competitive and economic conditions, resulting in fluctuations in revenues from loan originations. In periods of rising interest rates, the Company's volume of loan originations, particularly refinancings, declines, and the Company's revenues from loan originations decrease.

The following table sets forth for the periods indicated, the number, dollar volume, percentage of total volume and average loan balance of the FHA/VA loans, conventional conforming loans and conventional nonconforming loans originated and purchased by the Company:

Year Ended March 31,

2002	2001	2000

(Dollars in thousands, except average loan balance data)

FHA/VA Loans:
Number of loans	2,526	930	1,144
Volume of loans	$ 279,862	$ 109,402	$ 110,875
Percent of total volume	25.7%	31.9%	46.4%
Average loan balance	$ 110,793	$ 117,637	$ 96,919
Conventional Conforming Loans (1):
Number of loans	3,015	940	334
Volume of loans	$ 502,889	$ 130,636	$ 48,910
Percent of total volume	46.2%	38.0%	20.5%
Average loan balance	$ 166,796	$ 138,974	$ 146,437
Conventional Nonconforming Loans:
Number of loans	1,115	246	320
Volume of loans	$ 304,941	$ 103,420	$ 78,941
Percent of total volume	28.1%	30.1%	33.1%
Average loan balance	$ 273,490	$ 420,407	$ 246,691
Total Loans (1):
Number of loans	6,656	2,116	1,798
Volume of loans	$ 1,087,692	$ 343,458	$ 238,726
Average loan balance	$ 163,415	$ 162,315	$ 132,773

(1) Includes sub-prime and second priority conventional conforming loans which aggregate less than 5% of the total dollar volume of loans originated and purchased in each of fiscal 2002, 2001 and 2000.

Mortgage loans originated by the Company are loans which primarily fund the purchase of owner-occupied residential real property, or refinance loans which repay and replace existing mortgage loans on owner-occupied residential real property. The volume of refinance loans as a percentage of the Company's total mortgage loan origination volume for fiscal years 2002, 2001 and 2000 was approximately 76%, 70% and 45%, respectively. For fiscal years 2002, 2001 and 2000, approximately 25%, 27% and 52%, respectively, of the Company's refinance loans were originated under the FHA's "streamline" refinance program. Pursuant to this program, the FHA insures refinance loans intended solely to reduce the payments on existing FHA-insured mortgage loans. The Company believes that in some form, refinance loans will continue to represent a portion of its total mortgage loan origination volume, the amount dependent upon the level of interest rates at any given time.

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

While the operation of a productive network of retail branch offices is essential to mortgage loan originations, the Company believes that it is equally important to maintain the flexibility to open or close branch offices in a timely, cost-efficient manner as local market conditions dictate. Accordingly, the Company typically enters into one to two year short-term leases for 1,000 to 2,000 square foot offices, and does not enter into long-term employment agreements with branch office employees. The Company currently operates a retail network of 15 retail offices located in Covina, Rancho Bernardo, Temecula, Bakersfield, San Diego, Fresno, Redding, Garden Grove, Encino and Upland, California, as well as Mesa and Phoenix, Arizona, Greenwood Village, Colorado, Reno, Nevada and Tigard, Oregon. Management plans to add additional branch offices in order to increase new loan production, some of which may be located outside existing service areas. Given the Company's present high concentration of loan originations in California, there can be no assurance that its results of operations will not be adversely affected to the extent California experiences decreased residential real estate lending activity.

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

The Company's wholesale loan origination business utilizes independent loan brokers to originate mortgage loan applications. The Company's wholesale operations sales staff solicits loans meeting the Company's underwriting criteria from loan brokers who have been approved by the Company. These broker-referred loan applications are subject to the same underwriting, verification and approval process applied to loan applications obtained through its retail branch offices. Upon approval, these loans are funded and closed by the Company. The Company currently operates its wholesale regional offices in San Jose and Santa Ana, California, and Phoenix, Arizona. Mortgage loan production through wholesale originations as a percentage of total loan origination volume for fiscal 2002, 2001 and 2000 was 51%, 32% and 34%, respectively.

Loan Processing and Underwriting. Upon receipt of mortgage loan applications, branch office loan personnel verify the completeness and accuracy of application information. Verification procedures include, among other things, obtaining (i) third-party written confirmations of the applicant's income and bank deposits, (ii) a formal credit report on the applicant from a credit reporting agency, and (iii) a preliminary title report and a real estate appraisal. The Company's underwriting department is responsible for the selection of the credit reporting agency, and such agency must issue reports which meet or exceed the requirements of FHA, VA, FNMA and FHLMC. The Company's in-house appraisers, or licensed appraisers approved and chosen at random by the FHA or VA, prepare property appraisals for FHA and VA loans. Appraisals for retail conventional loans are prepared by the Company's in-house appraisers, or one of a number of pre-approved licensed independent appraisers who have contractually agreed to comply with the Company's written appraisal specification requirements and who meet its experience, education and reputation standards. Wholesale loan appraisals are independently audited through the Company's quality assurance department.

Once an application has been verified and reviewed at the branch office level, a formal loan application is assembled and submitted to the Company's underwriting department. Over this past year, a majority of loan applications have been underwritten through automated underwriting systems, primarily the Federal National Mortgage Association's (FNMA) Desktop Underwriter, or the Federal Home Loan Mortgage Corporation's (FHLMC) Loan Prospector. These systems are rapidly becoming the industry standard for conventional loan automated underwriting and have even been adopted for the underwriting of FHA and VA loans, as well as by many private institutional investors for loans which do not meet the requirements of FNMA or FHLMC. The underwriting department scrutinizes all loan applications, other than loans purchased on a wholesale basis, in accordance with the specific agency or investors' underwriting guidelines, including loan-to-value ratios, borrower income qualifications, investor requirements, necessary insurance and property appraisal requirements. The Company's underwriting guidelines comply with the underwriting criteria of FHA, VA, FNMA and FHLMC as applicable. The Company's underwriting guidelines for conventional nonconforming loans are based on the underwriting standards required by the institutional investors to whom such loans will be sold. The Company's underwriting personnel function independently of the Company's mortgage loan origination personnel. The Company believes that the implementation and enforcement of comprehensive underwriting guidelines has mitigated the foreclosure loss expense which, as a percentage of the Company's mortgage servicing portfolio, was 0.006%, 0% and 0.028% for fiscal year 2002, 2001 and 2000, respectively.

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

Loan Commitments. First Mortgage does not issue final loan commitments to fund or acquire mortgage loans unless it is confident that the loan will meet the acquisition criteria of institutional investors in the secondary mortgage market. Subsequent to underwriting approval and prior to loan funding, the Company issues conditional loan approvals to qualified applicants. Conditional approvals indicate loan amounts, prevailing interest rates, fees, funding conditions and approval expiration dates. The interest rate indicated is usually subject to change in accordance with market interest rate fluctuations until the final loan closing documents are prepared, at which time the Company commits to a stated interest rate, typically for a maximum of 15 days. The Company determines the effective interest rates for mortgage loans based upon its daily review of prevailing interest rates in the secondary mortgage market, and interest rate lock-ins beyond 15 days are not issued unless the Company receives an appropriate fee premium based upon an assessment of the risk associated with the longer lock-in period. For instance, the Company may issue a conditional loan approval with a stated interest rate for up to 60 days. In such cases, the Company charges an extended fee premium average of 0.25% to 0.50% of the mortgage loan amount.

Loan Funding. At closing, First Mortgage funds mortgage loans first with available working capital, which represents the Company's lowest cost of funds, and second with short-term borrowings under a syndicated warehousing line of credit which currently aggregates $180 million. There are five members in this agreement, in which the two primary functions of mortgage banking (advancing the funds and tracking the collateral) are consolidated and managed by two main members on behalf of the others. The warehousing line is subject to renewal on August 31, 2002. Advances under the Company's line of credit are collateralized with the mortgage loans and/or mortgage-backed securities which they fund. The Company repays outstanding balances under the warehousing line of credit and replenishes its working capital with the proceeds from the sale of mortgage loans and mortgage-backed securities. Accordingly, the Company depends on mortgage loan sales to originate new mortgage loans without exceeding the limit of its warehousing line of credit and available working capital.

First Mortgage pays interest on funds advanced under the warehousing line of credit at pre-negotiated rates depending on the level of borrowing and the compensating balance maintained, which can be satisfied in whole or in part with tax and insurance impound funds held in custodial accounts for mortgage loans serviced by the Company. By maintaining compensating balances in excess of the minimum requirements, the Company can, and frequently does, borrow funds under the warehousing line of credit at reduced interest rates. This method of reducing the Company's cost of borrowing can significantly improve the profitability of warehousing mortgage loans. While the Company's warehousing line of credit is subject to periodic renewal, the Company has historically renewed or replaced these credit facilities at satisfactory rates, and the Company believes that it maintains an excellent relationship with its current lenders. There can be no assurance, however, that such financing will continue to be available to the Company or be on favorable terms.

In addition to the warehousing line of credit, the Company utilizes the short-term reverse repurchase agreements with gestation feature provided by a commercial bank and an investment banking firm in connection with its inventory of mortgage-backed securities. These facilities tend to carry lower interest rates and allow the Company to better utilize its warehousing line.

Loan Warehousing

First Mortgage normally warehouses funded mortgage loans for a short period of time (on average 25 days), depending upon the delivery dates negotiated with institutional investors, the volume of loan originations, the availability of working capital and the amount available under warehousing lines of credit prior to purchase of the loans by institutional investors. The Company receives, as net interest income, the difference between the interest received on mortgage loans and mortgage-backed securities held prior to sale which may be financed under the warehousing line of credit or the reverse repurchase agreements, and the interest paid by the Company under such lines of credit. The Company also receives interest income from mortgage loans funded with working capital. The Company attempts to mitigate interest rate risk by warehousing mortgage loans for relatively short periods of time.

Loan Sales

Unlike financial institutions and other lenders which customarily originate or acquire mortgage loans for long-term investment, mortgage bankers, including the Company, originate and purchase mortgage loans with the intention of selling them shortly after they are funded. Mortgage loans originated or purchased by the Company are sold to institutional investors in the secondary mortgage market with the Company generally retaining the right to service some of the loans.

The majority of the Company's FHA/VA loans are pooled to form GNMA securities and are sold to investment banking firms, substantially all of which are primary dealers in government securities. Conventional conforming loans are sold for cash as individual whole loans to FNMA, FHLMC or other institutional investors. The Company sells its conventional nonconforming loans to institutional investors in privately negotiated transactions. In fiscal 2002, approximately 20.6% of the principal amount of the Company's mortgage loans were converted into GNMA securities, 20.7% were sold directly to FNMA or FHLMC for cash and the remaining 58.7% of the Company's mortgage loans were sold to other institutional investors. The Company expects to continue to use these methods of selling mortgage loans, but in varying degrees in accordance with prevailing market conditions and may also employ other sales methods if management determines that it is prudent to do so.

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

The sale of mortgage loans generates a gain or loss to the Company primarily as a result of the following factors. First, the Company may fund a loan at a price (i.e., interest rate and discount) that is higher or lower than the price the Company would receive if it immediately sold the loan in the secondary mortgage market. These pricing differences occur principally as a result of competitive pricing conditions in the primary loan origination market. Over the past few years price competition has been intensive primarily due to aggressive marketing actions taken by major banks seeking to increase their market share. If the pricing pressure intensifies, future marketing results will be negatively impacted. Second, gains or losses may result from changes in the market value of the loans, or in the value of the commitments to purchase loans as a result of interest rate fluctuations, from the time the Company commits to a stated interest rate charged to a borrower (i.e., an interest rate lock-in) until the time the loan is sold or a fixed-price purchase commitment is obtained in the secondary mortgage market. Consequently, if the Company anticipates that interest rates will increase, it seeks to purchase commitments from institutional investors to buy mortgage loans in amounts in excess of the Company's current fundings. If the Company does not deliver loans to fulfill these commitments, the commitment fees are expensed. If interest rates subsequently increase, and if the Company has obtained such commitments at fixed interest rates and subsequently funds loans at higher interest rates, it will benefit from the increased interest rate spread. However, if the Company anticipates that interest rates will decrease, commitments are obtained from institutional investors only for those loans which the Company expects to fund immediately. This practice minimizes the potential commitment fee expense relating to unused commitments.

The net gain or loss on sale of mortgage loans generally equals the difference between the Company's carrying value and the selling price of the loans, net of commitment fees paid by the Company. Gains attributed to FAS 140 are discussed further in the Notes to Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Loan Servicing

Loan servicing is performed at the Company's corporate headquarters, and includes (i) collecting and remitting loan payments, (ii) accounting for principal and interest, (iii) holding and disbursing escrow or impound funds for real estate taxes and insurance premiums, (iv) contacting delinquent borrowers, (v) supervising foreclosures, and (vi) otherwise administering mortgage loans for institutional investors. At March 31, 2002, approximately 58% of the aggregate principal amount of the Company's mortgage servicing portfolio consisted of FHA/VA loans. The Company believes that such loans are desirable to service because they typically command higher servicing fees (currently, the weighted average servicing fee is 0.45%) and generally have longer average loan lives. Overall, the Company receives annual loan servicing fees that presently average 0.37% (net of amortization of capitalized servicing rights and agency guarantee fees), and range from 0.25% to 1.50% per annum of the declining principal amount of serviced loans. The Company also retains late charges paid by borrowers and other customary fees associated with loan servicing. While the Company periodically has sold a portion of newly funded mortgage loans on a servicing-released basis, it has never sold any servicing rights from its mortgage servicing portfolio; however, the sale of such rights represents an available source of funds. The Company may also acquire servicing rights for loans originated by other lenders whenever attractive opportunities are encountered.

The following table sets forth certain information regarding the Company's mortgage servicing portfolio for the periods indicated:
	Year Ended March 31,
	2002	2001	2000
	(Dollars in thousands, except for number of loans serviced and average loan balance)
Beginning loan servicing portfolio	$ 1,514,807	$ 1,497,616	$ 1,527,151
Add: Loans originated and purchased	1,087,692	343,458	238,726
Purchase of servicing	-	-	73,563
Less: Prepayment of loans	(482,727)	(159,890)	(210,817)
Amortization	(25,621)	(23,967)	(23,959)
Loans sold servicing released	(590,134)	(142,410)	(107,048)
Ending loan servicing portfolio	1,504,017	1,514,807	1,497,616
Sub-servicing	666	2,487	4,476
Total servicing portfolio	$ 1,504,683	$ 1,517,294	$ 1,502,092
Number of loans serviced (end of year)	15,336	16,233	16,611
Average loan balance (end of year)	$ 98,114	$ 93,470	$ 90,428

The interest rate stratification of the servicing portfolio at March 31, 2002 is as follows:

Interest Rate	Principal Balance (Dollars in thousands)	Percent of Total
7.00% and Under	$ 361,014	24.0%
7.01% to 8.00%	876,670	58.3
8.01% to 9.00%	220,604	14.7
9.01% to 10.00%	34,405	2.2
Over 10.00%	11,990	0.8
Total Servicing Portfolio	$ 1,504,683	100.0%

The weighted average interest rate of the Company's servicing portfolio was 7.33% at March 31, 2002 as compared with 7.66% at March 31, 2001.

At March 31, 2002, approximately 46% of the Company's mortgage servicing portfolio was covered by servicing agreements pursuant to the mortgage-backed securities programs of GNMA. Under these agreements, the Company may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Company cannot charge any interest on such advanced funds, the Company typically recovers the advances within five to ten days upon receipt of the borrower's payment, or in the absence of such payment, most of the advances can be recovered through FHA insurance, VA guarantee, FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. In fiscal year 2002, all advances were covered by working capital and the monthly average amount of funds advanced by the Company for mortgage payments, taxes, insurance, VA buydown, foreclosure expenses and non-mandatory early removal of foreclosed loans (being processed by the Company) from GNMA pools amounted to $2,065,000. Foreclosure losses for fiscal 2002 only amounted to $94,000. The balance of the Company's mortgage servicing portfolio is covered by servicing agreements that require the Company to make required loan payments only out of funds actually received from borrowers.

The following table sets forth the geographic distribution of the Company's loan servicing portfolio at March 31, 2002.
State	Number of Loans Serviced	Percentage of No. of Loans Serviced	Principal Balance Serviced (Dollars in thousands)	Percentage of Principal Balance Serviced
California	12,934	84.4%	$ 1,289,575	85.7%
Arizona	1,083	7.0	110,900	7.4
Nevada	629	4.1	48,565	3.2
Washington	319	2.1	31,164	2.1
Texas	125	0.8	5,244	0.3
Oregon	91	0.6	8,949	0.6
Other States	155	1.0	10,286	0.7
Total	15,336	100.0%	$ 1,504,683	100.0%

The two primary risks to mortgage servicing portfolio revenue, and therefore mortgage servicing portfolio market value, are loan prepayments and loan foreclosures which prematurely eliminate or reduce future loan servicing fees. The prepayment risk to the mortgage servicing portfolio increases as (i) mortgage interest rates decline, and (ii) the percentage of adjustable rate mortgages ("ARM's") in a servicing portfolio increases because ARM's historically are prepaid more frequently than fixed-rate loans. The Company believes that the composition of its mortgage servicing portfolio, as measured by interest rates, compares favorably to that of the mortgage banking industry as a whole. At March 31, 2002, ARM's represented approximately 5% of the aggregate dollar amount of loans in the Company's mortgage servicing portfolio. At March 31, 2002, 0.45% of the number of mortgage loans in the Company's mortgage servicing portfolio were more than 90 days past due, and 0.24% of the number of mortgage loans were in foreclosure.

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

Seasonality

The purchase loan segment of the mortgage banking industry is usually subject to seasonal trends. These trends reflect the general pattern of nationwide home sales. Such sales typically peak during the spring and summer seasons and decline to lower levels from mid-October through January. The refinance segment is not seasonal, however, instead peaking whenever interest rates fall.

Competition

The mortgage banking business is highly competitive and fragmented. First Mortgage competes with other mortgage bankers, state and national banks, savings and loan associations, mortgage brokers, credit unions and others for mortgage loans. The periodic refinance surges of calendar year 1993, 1998 and again in 2001 led to a rapid expansion of mortgage providers, resulting in industry over-capacity whenever interest rates increase and the volume of new mortgage loans declines accordingly. During fiscal year 2002 competition for mortgage loans continued due to the record levels of refinance loans in calendar year 2001 and the ongoing aggressiveness of major banks. Banks have an advantage over others in that they can price their mortgages at their lower short term cost of funds. And, due to their strengthened capital position which increases their capacity to hold portfolio loans, banks are extremely aggressive with mortgage price discounting in order to expand their mortgage base as a platform from which to cross-sell other bank products. The result is a competitive market wherein major banks, through their mortgage banking subsidiaries, are often more aggressively pricing their loans than the traditional secondary market agencies such as FHLMC and FNMA. Recognizing this, the Company has correspondent relationships with several of the most aggressive major banks. The Company also competes by operating only in strategically selected geographic markets, focusing on niche mortgage products not so heavily pursued by major banks, motivating its sales force through incentive compensation based on loan origination volume, providing prompt and comprehensive service and otherwise maintaining strong professional relationships with realtors, developers and customers.

Regulation

First Mortgage is an FHA-approved Direct Endorsement Mortgagee, a VA Automatic Lender, an approved issuer and servicer under the GNMA mortgage-backed securities program, and an approved seller and servicer with the FNMA, FHLMC, the California Housing Financing Agency (CHFA), the California Public Employees Retirement System (CalPERS), the California State Teachers' Retirement System (CalSTRS) and several private mortgage-backed securities conduit companies. As such, the Company's mortgage banking business is subject to the periodic reporting, examination and auditing requirements and other rules and regulations of such governmental agencies with respect to its net worth and its mortgage loan origination, processing, sales and servicing. These rules and regulations, among other things, prohibit race, age and sex discrimination, provide for inspections and appraisals of properties, require credit reports on prospective borrowers, set (in some cases) maximum interest rates, fees and loan amounts, and mandate the annual submission of audited financial statements.

First Mortgage's loan origination activities are also subject to such federal laws as the Equal Credit Opportunity Act, the Truth-In-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. Furthermore, the Company is licensed to do business in California, Nevada, Oregon, Arizona, Washington, Colorado and Texas, and its mortgage banking operations are subject to the laws of those states, including those prohibiting usury. The Company is licensed by the California Department of Corporations as a Residential Mortgage Lender.

The Company employs a full-time compliance officer and Quality Assurance staff to monitor and audit compliance with all regulatory requirements.

Employees

As of March 31, 2002, First Mortgage employed 257 persons. None of the Company's employees is represented by a labor union, and the Company believes that it has an excellent relationship with its employees.

ITEM 2. PROPERTIES

First Mortgage's executive and administrative headquarters are located in a 22,000 square foot office building at 3230 Fallow Field Drive, Diamond Bar, California 91765. The entire building is leased by the Company from Fin-West Group ("Fin-West"), an affiliated corporation which owned 92.4% of the Company's outstanding common stock at March 31, 2002. On April 1, 2001, the Company successfully negotiated a second extension to the lease originally signed on January 1, 1992. The second extension allows the Company to have options to extend the lease for three one-year terms, starting on January 1, 2001. The monthly rental payment was $23,000 effective January 1, 2001 and $24,000 effective January 1, 2002. The Company has exercised the option to renew the lease through December 31, 2002. The monthly rental payment for any lease extension is subject to increase (but not decrease) upon any such extension. Such payments may not exceed the fair market rent for comparable facilities at the time of the extension. The Company pays for repairs, insurance and utility services for the entire building. The Company believes the current facilities are adequate to meet foreseeable future needs.

The Company's branch offices each are leased at varying rates and each office contains approximately 1,000 to 2,000 square feet. For the year ended March 31, 2002, the annual aggregate rental expense for the administrative headquarters and all branch offices was approximately $856,000. Many of the Company's branch offices are on one to two year short-term leases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 2002.

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
Fiscal 2002:	High	Low
First quarter	$ 3.00	$ 2.88
Second quarter	3.60	2.88
Third quarter	4.00	3.20
Fourth quarter	6.50	3.50

Fiscal 2001:	High	Low
First quarter	$ 2.94	$ 2.69
Second quarter	2.94	2.88
Third quarter	2.91	2.88
Fourth quarter	3.00	2.88

As of March 31, 2002, there were 28 shareholders of record of the Company's common stock.

No cash dividends have been paid on the Company's common stock. The Company presently intends to retain all earnings for use in its business and therefore does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company's syndicated warehousing line of credit with nonaffiliated banks restricts the Company's ability to pay dividends or to make other distributions with respect to the Common Stock. Any decision to pay cash dividends on the Common Stock will depend on the Company's circumstances at the time, including the profitability of operations, availability of cash, lines of credit restrictions and other factors.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data have been derived from our audited financial statements. Historical results are not necessarily indicative of results that should be expected for any future period. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and note thereto that are included elsewhere in this Report on Form 10-K.
			Year Ended March 31,
	2002	2001	2000	1999	1998
		(In thousands, except per share data)
Income Statement Data:
Revenues:
Loan origination income	$ 7,732	$ 2,207	$ 2,073	$ 3,857	$ 3,303
Loan servicing income	6,983	7,241	7,763	7,761	7,628
Gain on sale of mortgage loans	18,553	6,087	3,189	18,191	7,611
Interest income	5,826	4,431	4,821	3,862	2,527
Other income	23	9	13	3	5
Total revenues	39,117	19,975	17,859	33,674	21,074
Expenses:
Compensation and benefits	14,741	7,491	6,806	11,407	8,282
General and administrative expenses	7,865	4,453	4,861	8,782	6,285
Amortization of capitalized servicing rights	7,199	4,676	4,661	4,061	3,174
Interest expense	2,859	2,244	2,306	1,275	701
Total expenses	32,664	18,864	18,634	25,525	18,442
Income (loss) before income taxes and change in accounting principle	6,453	1,111	(775)	8,149	2,632
Income tax expense (benefit)	2,675	468	(221)	3,375	1,101
Net income (loss) before change in accounting principle	3,778	643	(554)	4,774	1,531
Change in accounting principle	78	-	-	-	-
Net income (loss)	$ 3,856	$ 643	$ (554)	$ 4,774	$ 1,531
Basic earnings (loss) per share	$ 0.74	$ 0.12	$ (0.10)	$ 0.87	$ 0.26
Diluted earnings (loss) per share	$ 0.73	$ 0.12	$ (0.10)	$ 0.87	$ 0.26
Weighted average shares outstanding	5,202	5,222	5,288	5,507	5,848
Operating Data:
Loans originated and purchased	$1,087,692	$343,458	$238,726	$866,641	$476,986
Loans serviced (end of year)	1,504,683	1,517,294	1,502,092	1,607,732	1,666,851
			At March 31,
	2002	2001	2000	1999	1998
			(In thousands)
Balance Sheet Data:
Mortgage loans and mortgage backed securities held for sale	$90,883	$87,995	$67,336	$45,463	$53,052
Capitalized mortgage servicing rights	13,584	9,928	11,555	12,475	7,490
Total assets	132,829	123,610	97,825	81,861	80,445
Notes and sight drafts payable	91,428	87,039	19,291	44,919	49,799
Stockholders' equity	33,148	29,325	28,811	29,730	26,995

No cash dividends were paid on common shares for any period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and our audited financial statements and notes thereto that are included elsewhere in this Report on Form 10-K.

General

Fiscal year 2002 was one of the best years in the history of the Company. New loan originations increased 217% to more than $1 billion for the first time, taking us to an entirely new level and setting the stage for our future growth plans.

The Company entered 2002 with strong momentum generated in the last quarter of the previous fiscal year, and we continued to accelerate as the new fiscal year unfolded. The major impetus, of course, was the low level of interest rates throughout the year, leading to another major refinance wave and a record $2 trillion year for the entire industry. Equally important though, was that we began preparing for greater growth nearly two years earlier, resulting in the subsequent expansion of both our retail and wholesale channels. Consequently, when business began to boom, we were ready to take advantage of it.

The fiscal 2002 results were outstanding in all regards. Revenues increased 96% over the previous fiscal year; while net income jumped nearly 500%. We continued to add new retail production offices during the year, and we are presently preparing to open a retail production region in Texas. We will also continue to pursue any opportunities to expand into the Pacific Northwest and to backfill into more areas of California.

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

The following table sets forth, for the periods indicated, the percentage of the Company's total revenue represented by each source of income:
		Year Ended March 31,
	2002	2001	2000
Loan origination income	19.8%	11.1%	11.6%
Loan servicing income	17.9	36.2	43.5
Gain on sale of mortgage loans	47.4	30.5	17.9
Interest income	14.9	22.2	27.0
Total	100.0%	100.0%	100.0%

Loan Origination Income. The Company defers immediate recognition of loan origination fees paid by the borrower for an originated mortgage loan. Instead, fees and direct loan origination costs are offset and the net amount deferred until the related loans are sold by the Company. Historically, the amount of loan origination fee income correlated positively to some extent to the volume of loan originations. Loan origination income showed an increase of 250.3% to $7.73 million in fiscal 2002 from $2.21 million in fiscal 2001, while new loan production increased by 216.7% from 2001 to 2002. This is due primarily to the greatly increased volume of wholesale and refinance loans.

In recent years, loan origination income has not precisely tracked loan origination volume as it used to, because a majority of borrowers now elect to pay slightly higher mortgage rates to reduce some or all of the amount of their loan origination fees. The Company is then able to obtain a premium upon the sale of such mortgage loans in the secondary market because of their higher interest rates, and those premiums are reflected in the gain on sale of mortgage loans.

Loan Servicing Income. Loan servicing income represents loan servicing fees, late charges and other fees earned by the Company for administering loans on behalf of permanent investors. The Company's annual loan servicing fee for mortgage loans ranges from 0.25% to 1.50% of the principal amount of the loan serviced depending on the type of mortgage loan, and on average is approximately 0.37% net of amortization of capitalized service rights and agency guarantee fees. The loan servicing income dropped by 3.6% to $6.98 million in fiscal 2002 from $7.24 million in fiscal 2001, and lowered by 6.7% to $7.24 million in fiscal 2001 from $7.76 million in fiscal 2000. The reduction can generally be attributable to (1) smaller late charges income as the delinquencies ratio has been substantially improving; (2) a slight shrinkage of the servicing portfolio; and (3) the weighted average servicing fee has dropped due to the composition of the servicing portfolio being shifted to administrating more conventional loans.

Gains on Sale of Mortgage Loans. Gains and losses from the sale of mortgage loans result from: (a) competitive market forces affecting our pricing structure at the time of origination; and (b) interest rate increases or decreases between the time that the Company commits to originate or purchase loans and when the Company commits to sell the loans in the secondary markets. It is also impacted by two other factors: price subsidies and the recognition of gains relating to mortgage servicing rights.

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

However, gain on mortgage sales increased by 204.8% to $18.55 million in fiscal 2002 from $6.09 million in fiscal 2001 and also jumped by 90.9% to $6.09 million in fiscal 2001 from $3.19 million in fiscal 2000. All the increases were attributable to the higher loan originations generated by the Company and falling interest rates, which enabled the firm to realize higher gains on the larger pipeline of loans.

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

The following table sets forth certain data regarding net interest income:
		Year Ended March 31,
	2002	2001	2000
		(Dollars in Thousands)
Interest income	$ 5,826	$ 4,431	$ 4,821
Interest expense	2,859	2,244	2,306
Net interest income	$ 2,967	$ 2,187	$ 2,515

Interest income, which consisted mostly of the interest received on mortgage loans and mortgage-backed securities held for sale, increased by 31.5% to $5.83 million in fiscal year 2002 from $4.43 million in fiscal year 2001. The higher income was primarily due to a substantially larger mortgage inventory carried by the Company. Interest income, however, decreased by 8.1% in fiscal year 2001 from fiscal year 2000. The drop was largely due to the selling of all of the mortgage-backed securities, carried over from prior fiscal year, in the third quarter of fiscal 2001.

Interest expense increased by 27.4% in fiscal 2002 from fiscal 2001. The main reason was higher usage of the warehousing line and reverse repo line to support the strong mortgage loan funding. Interest expense was lowered by 2.7% in fiscal 2001 from fiscal 2000, due to the decrease in utilizing short-term financing as all mortgage-backed securities (carried over from fiscal 2000) were sold.

Expenses

The major components of the Company's total expenses are (i) compensation and benefits, (ii) general and administrative expenses, (iii) amortization of capitalized servicing rights and (iv) interest expense. Total expenses increased by 73.2% to $32.66 million in fiscal 2002 from $18.86 million in fiscal 2001, compared to an increase of 1.2% from fiscal 2000 to fiscal 2001.

As the amount of mortgage loans originated by the Company increases, an increase in total employee compensation results from commissions paid to loan originators, processors and underwriters and other staff necessitated to support the loan origination volume. Compensation and benefits expenses therefore jumped by 96.8% to $14.74 million in fiscal 2002 from $7.49 million in fiscal 2001, and increased by 10.1% to $7.49 million in fiscal 2001 from $6.81 million in fiscal 2000.

Amortization of capitalized mortgage servicing rights increased by 54.0% to $7.20 million in fiscal year 2002 from $4.68 million in fiscal 2001. The amortization was roughly the same in fiscal year 2001 and 2000. The significant rise in amortization in fiscal 2002 was due primarily to the larger balance of mortgage servicing rights subject to amortization and higher volume of prepayments over the two prior fiscal years.

General and administrative expenses, increased 76.6% to $7.87 million in fiscal 2002 from $4.45 million in fiscal 2001. The increase was primarily due to the record number of new loan originations. The same expense dropped slightly by 8.4% to $4.45 million in fiscal 2001 from $4.86 million in fiscal 2000, due mostly to smaller foreclosure losses.

Income Taxes

The Company's effective tax rates were 41.5% and 42.1% for the fiscal years ended March 31, 2002 and March 31, 2001, respectively. The rates differ from the federal statutory rate of 34% due primarily to state income taxes.

The effective combined federal and state income tax rate was 28.5% for the fiscal year ended March 31, 2000, due primarily to the loss of tax benefits of California net operating losses.

Disclosure About Interest Rate Risk

The Company manages many risks in its normal course of business; however, management considers interest rate risk to be the most significant market risk which could materially impact the Company's financial position and results of operations. The movements in interest rates affect the value of capitalized mortgage servicing rights, the mortgage inventory held for sale, volume of loan production and total net interest income earned.

The Company has been managing this risk by striving to balance its loan origination and loan servicing segments, which generally are counter cyclical in nature. In an environment of rising interest rates, a loan production will slow down, but the drop in origination income is mitigated by a decrease in the loan prepayment rate in its servicing portfolio and hence write-offs, amortization and impairment charges against income will fall. Conversely, the opposite scenario is true during a period of declining interest rates. The overall objective is to offset changes in the values of the following items arising from fluctuations in interest rates, such as the production pipeline, mortgage loan inventory, mortgage-backed securities held for sale and capitalized mortgage servicing rights. The Company does not speculate on the direction or movement of the interest rates.

Based on the information available and on the estimates quantified by various interest rate calculations, and also based on the interest environment as of March 31, 2002, the Company believes that a 50 basis point change in long-term interest rates over a twelve month period, up or down and all else being constant, would increase or decrease the Company's gross income by approximately $2.5 to $3.5 million. These estimates are limited by the fact that they are performed at a particular point in time and do not incorporate many other factors and, consequently, should not be relied on as a forecast of actual results.

Liquidity and Capital Resources

The Company's principal liquidity requirement is the funding of its new mortgage loans, loan origination expenses, advances of delinquent payments and escrow balances and other operating activities. To meet these needs, the Company relies on a warehousing line of credit with banks, its own capital and cash flows from operations.

At March 31, 2002, maximum permitted borrowings under the syndicated warehousing line of credit agreement with five nonaffiliated banks were $195 million and the amount outstanding was $87.4 million. Borrowings under this facility is secured by mortgage loans and mortgage-backed securities. The agreement also contains various covenants, including minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio and requirement for approval of dividend payments. Management believes that the warehousing line of credit agreement will be renewed when the current term expires on August 30, 2002.

In addition to the warehousing line of credit, the Company utilizes the short-term reverse repurchase agreements with gestation feature provided by a commercial bank and an investment banking firm in connection with its inventory of mortgage-backed securities. These facilities tend to carry lower interest rates and allow the Company to better utilize its warehouse line.

From April 1, 2001 to March 31, 2002, the Company repurchased in open market transactions 9,500 shares of its common stock at an aggregate cost of $33,000.

The Company's mortgage servicing portfolio can provide a source of liquidity. Although the Company does not intend to sell mortgage servicing rights solely to increase liquidity, the sale of such rights is a viable option should the need arise.

It is the Company's policy to remain strongly capitalized and conservatively leveraged. Management believes that its current financing arrangements are adequate to satisfy its anticipated operating needs; however, increases in the existing facilities or other supplementary sources may have to be explored should the market conditions improve and loan origination volume increase.

The following chart summarizes the Company's contractual obligations as of March 31, 2002:

Payments Due by Period
	Total	Less than 1 year	Between 2-3 years	Between 4-5 years	After 5 years
Operating leases Warehousing line	$1,050,405 87,409,000	$696,088 87,409,000	$352,697 -	$1,620 -	$- -

Critical Accounting Policies and Estimates

The financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions. Accordingly, management cautions that these policies and estimates are subject to revisions and adjustments in the future. Actual results may differ from these estimates under different assumptions or conditions. The following discussion may be useful in understanding the critical accounting policies and estimates of the Company.

Mortgage loans held for sale are stated at the lower of aggregate cost, net of origination discounts and market reserves, or market value. Market value is determined by purchase commitments from investors and prevailing market prices for loans of similar quality and type.

Gains or losses on the sale of mortgage loans held for sale are recognized at the date of sale. Included in gain on sale is the estimated present value of any servicing fees to be received by the Company and included in mortgage servicing rights.

The Company recognizes mortgage servicing rights ('MSRs') as an asset separate from the underlying mortgage loans by allocating the total cost of originating a mortgage loan between the loan and the servicing rights. Amortization of the mortgage servicing rights is based upon estimates of future prepayment rates of the mortgages, projected cash flow and an assessment of the general economic conditions and prevailing interest rates for home mortgages.

The estimated fair value of MSRs is determined based on the discounted future servicing income, stratified, using one or more predominant risk characteristics of the underlying loans, including product types, interest rates and the major servicing agencies or investors. Third party valuation models and internal historical data have been used to calculate and estimate the present value of future cash flow. The Company also incorporates the following assumptions in its estimation, such as the cost of servicing per loan; incremental interest cost of servicing advance; the discount rate; the float value; the inflation rate; ancillary income per loan; prepayment speeds and default rate.

For the impairment analysis on MSRs, the Company estimates the fair value based on the following assumptions: prepayment speeds ranging from 150 PSA (Public Securities Association prepayment speed measurement) to 1,040 PSA; discount rate ranging from 9.25% to 19.25% and default rates ranging from 0% to 100%. The Company records a valuation allowance when the carrying amount of individual stratification is higher than the estimated fair value.

The Company does not engage in any speculative derivative trading; however, it does hold derivative financial instruments, including best effort and mandatory forward commitments to sell loans, and mortgage-backed securities forwards (such as FNMA mortgage-backed securities), to minimize interest rate exposure of its mortgage pipeline. The interest rate locks commitments ('IRLs') issued on residential mortgage loans are also considered to be derivatives.

All the derivatives are recorded at fair value at fiscal year end. The fair value of the derivative financial instruments is based on market or quotations by dealers, and the fair value of IRLs is measured by comparing the changes in value of the underlying assets while taking into consideration the estimated closing ratios. The Company has elected not to use hedging accounting treatment with respect to economic hedging activities.

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

Recently Issued Financial Accounting Standards

In July 2001, FASB issued Statement of Financial Accounting Standards ('SFAS') No. 141, 'Accounting for Business Combinations,' and SFAS No. 142, 'Accounting for Goodwill and Intangible Assets.' SFAS No. 141 eliminates the pooling of interests method of accounting for business combination transactions initiated after June 30, 2001. The purchase method of accounting is now required to be used. SFAS No. 142 eliminates the existing requirement to amortize goodwill through a periodic charge to earnings. The implementation of these new standards will have no impact on the balance sheets or results of operations of the Company.

In June 2001, FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations', which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred (if a reasonable estimate of fair value can be made.) The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company believes that its implementation will have immaterial impact on the balance sheets and results of operations.

Prospective Trends

The mortgage banking industry is greatly influenced by the level of interest rates in the economy. Evidence of this can readily be seen in the dramatic differences in our new loan production in March 2000 as compared to March 2002. In March 2000, the Federal Reserve Board was increasing interest rates, and our new loan production for that month plunged to $9.3 million. Conversely, in March 2001 the Federal Reserve Board had been lowering interest rates, and our new loan production for that month soared to $87 million, an 833% increase and our third best month ever. Interest rates stayed lower throughout fiscal 2002, and our new loan production soared to more than $1 billion for the entire fiscal year.

We have said this often in the past, but it remains true today. The industry as a whole continues to suffer from the confluence of two other major developments: the consolidation of the industry and the presence of the major commercial banks in the mortgage arena. The consolidation and now dominant market share of banks has by itself led to price cutting and reduced operating margins for all mortgage originators. Furthermore, the American consumer is now well-tuned to interest rates, and even relatively small movements in rates can have dramatic effects on new mortgage volume and earnings, as can be seen by the rapid ups and downs of new mortgage originations, particularly refinance loans, over the course of the past three years.

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

The Company's strategy in the face of this is to continue to compete in the channels and with the loan products which are not the most sought-after by the commercial bank giants. Although we will maintain our correspondent relationships with the major banks who presently have such a strong appetite for certain mortgage products, our primary emphasis will be on the origination of FHA, VA and state sponsored loan programs for which the major banks largely do not compete and with which we can retain the servicing rights; to expand our retail branch network into smaller metropolitan areas in the western states; and to add new non-bank loan products which have more profit potential for the Company. Much of this strategy has been implemented already with the ongoing expansion of our retail channel, and last year's opening of two new wholesale origination offices which enable us to more quickly increase loan production, particularly during periods of dips in interest rates.

We have greatly increased and widened our loan production channels, having now grown to 20 production offices compared to the five offices of a little more than two years ago. But the level and direction of interest rates remains as the single biggest threat to the volume of new loan production. At this point in time there are mixed opinions as to what the Federal Reserve Board is likely to do. Should interest rates continue at the present levels, we expect new loan production to remain healthy. Should interest rates increase, new loan production and operating results would suffer.

Forward-Looking Statements and Risk Factors

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

We cannot guarantee future results, and we cannot assure you that the assumptions we used in making the forward-looking statements will prove to have been correct. The forward-looking statements are made only as of the date of this report and we undertake no obligation to update any of the forward-looking statements after the date of this report, whether as a result of new information, future events, or otherwise. Therefore, you are cautioned not to place undue reliance on these forward-looking statements.

The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following, as well as the other risks and uncertainties that are discussed elsewhere in this Report on Form 10-K and in our other filings with the Securities and Exchange Commission:

Our earnings may decrease because of increases or decreases in interest rates.

Our profitability may be impacted by changes in interest rates: (1) in a period of rising interest rates, the profit margin of our mortgage loans may be negatively affected from the date of origination until the date that the loan is sold; (2) our spread between the interest income we receive and our funding cost will be squeezed if interest rates increase; (3) higher interest rates will depress the real estate market and thus slow our loan production; (4) a significant decrease in interest rates increases the loan pre-payment rate, and it will have a negative impact on our servicing income and the value of our servicing portfolio.

If a significant portion of our mortgage inventory is not sold on a timely basis, our earnings would suffer.

It is important for us to sell most of our mortgage loans within 30 to 90 days after funding because we earn income on loan sales. However, market and other economic factors could adversely affect the timing of the sales, and any delay would be reflected in lower earnings.

If we are unable to maintain adequate financing sources, our earnings and financial position will deteriorate, and our ability to continue our operations could be impaired.

Our operations and our growth require a substantial amount of cash, which is provided largely by the syndicated warehousing line of credit and the reverse repurchase agreement. However, during volatile times in the capital market, access to these facilities could be severely constricted. If we cannot maintain or replace these facilities on comparable terms and in a timely manner, we would be forced to curtail or suspend our operations, which would have a material adverse impact on our results of operations and our financial conditions.

Our success is dependent upon the economic conditions in California where we conduct a significant amount of our business.

For fiscal year ended March 31, 2002, 84% of the mortgage loans we serviced were collateralized by residential properties located in California. Because of this high concentration, any declines in the real estate markets in California (either due to economic down-turns or natural disaster, such as earthquakes) may reduce the values of the properties, leading to higher foreclosure losses, and our earnings would be negatively impacted.

Many of our competitors in the mortgage banking market are larger firms and have greater financial resources, which makes it difficult for us to successfully compete.

Many of our competitors are substantially larger than we are, and have considerably greater financial, technical and marketing resources. Their cost of funds is also lower than ours. This intense competition in the business of originating, purchasing and selling of mortgage loans would decrease our earnings, lower our mortgage loan production and may increase the demand for our experienced personnel and the potential that such personnel will leave for our competitors.

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could negatively impact our earnings.

We are required to repurchase or replace mortgage loans which do not conform to representations and warranties we make at the time of sales concerning breaches of fiduciary obligations, errors and omissions of our employees, incomplete documentation and failures to comply with laws and regulations applicable to our trade and business. In certain transactions, we may also be obligated to buy back mortgage loans if the borrowers default on their first mortgage payments. Such repurchase obligations could hurt our earnings and if the repurchase activity is significant, it could also adversely impact our cash flow and our financial position.

New legislation could restrict our ability to originate mortgage loans, which could adversely impact our earnings.

Some states and cities have passed laws or regulations aimed at curbing predatory lending practices. However, many of these laws and rules extend beyond curbing predatory lending practices to restrict commonly accepted lending activities, including the imposition of prepayment charges or that severely restrict a borrower's ability to finance the points and fees pertaining to his or her loans. On a long-term basis, as more laws and regulations with extreme restrictive features are passed, it will have a negative impact on our earnings.

Our business could be adversely affected if we lost key members of our management.

We are dependent on the efforts and performance of our senior executive officers. If we were to lose any key members of management, our business could be adversely affected.

The concentrated ownership of our common stock by our controlling shareholder may have an adverse effect on your ability to influence the direction we take and on the market price of our stock.

Fin-West Group own approximately 92% of our common stock and therefore has the power to elect our entire board of directors and to cause the Company to engage in certain fundamental actions such as a merger or a sale of assets regardless of whether such actions are in the best interests of our other shareholders.

Factors outside our control may cause the market price of our common stock price to be volatile or to be lower than is warranted by our operating performance.

The market price of our common stock may be volatile and may be unrelated to our operating performance due to various factors that are beyond our control, including (1) changes in revenues or earnings estimates by analysts, (2) speculation in the press or investment community, (3) our relatively small market capitalization and small trading volume, (4) general market price movements, and (5) a significant reduction in the price of the stock of other mortgage banking firms.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure About Market Risk", incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information with respect to this item is set forth in the "Index to Financial Statements and Other Financial Information" at page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with its 2002 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of March 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

The information pertaining to executive compensation is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with its 2002 Annual Meeting of Shareholders, to be filed with the Commission within 120 days of March 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information pertaining to security ownership of certain beneficial owners and management and related stockholder matters is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with its 2002 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of March 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information pertaining to certain relationships and related transactions is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with its 2002 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of March 31, 2002.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) Financial Statements

The financial statements that are filed as part of this Annual Report on Form 10-K are set forth in the Index to Financial Statements and Other Financial Information at page F-1 of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

The Company filed no current report on Form 8-K during the quarter ended March 31, 2002.

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

10.4 Third Amendment dated August 30, 2000 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A., as administrative agent (previously filed with the Securities and Exchange Commission on June 26, 2001 as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.5 Fourth Amendment dated November 17, 2000 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A., as administrative agent (previously filed with the Securities and Exchange Commission on June 26, 2001 as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.6 Fifth Amendment dated May 17, 2001 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A., as administrative agent.

10.7 Sixth Amendment dated August 28, 2001, to Mortgage Loan Warehousing Agreement by and among the Company, United California Bank (formerly known as Sanwa Bank), as collateral agent and Bank of America, N.A., as administrative agent.

10.8 Seventh Amendment dated December 7, 2001, to Mortgage Loan Warehousing Agreement by and among the Company, United California Bank, as collateral agent and Bank of America, N.A., as administrative agent.

10.9 Eighth Amendment dated December 13, 2001, to Mortgage Loan Warehousing Agreement by and among the Company, United California Bank, as collateral agent and Bank of America, N.A., as administrative agent.

10.10 Ninth Amendment dated January 28, 2002, to Mortgage Loan Warehousing Agreement by and among the Company, United California Bank, as collateral agent and Bank of America, N.A., as administrative agent.

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

10.15 Extension of 1993 Stock Option Plan for Non-Employee Directors adopted by the Board of Directors on July 31, 2001.

10.16 Fin-West Group 401(k) Savings Plan, dated April 5, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.17 Employee Pre-Tax Premium Plan of Fin-West Group, a California corporation, dated January 1, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.18 Extension of Employment Agreement dated April 1, 2001 between Clement Ziroli and the Company (previously filed with the Securities and Exchange Commission on June 26, 2001 as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.19 Extension of Employment Agreement dated April 1, 2001 between Bruce G. Norman and the Company (previously filed with the Securities and Exchange Commission on June 26, 2001 as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.20 Extension of Employment Agreement dated April 1, 2001 between Pac W. Dong and the Company (previously filed with the Securities and Exchange Commission on June 26, 2001 as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

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

_____________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MORTGAGE CORPORATION

Dated June 27, 2002	By /S/Clement Ziroli Clement Ziroli, Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on June 27, 2002.

By /S/Clement Ziroli Clement Ziroli, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
By /S/Pac W. Dong Pac W. Dong, Director, Chief Financial Officer, Controller and Executive Vice President (Principal Financial and Accounting Officer)
By /S/Bruce G. Norman Bruce G. Norman, Director, President and Chief Operating Officer
By /S/Harold Harrigian Harold Harrigian, Director
By /S/Robert E. Weiss Robert E. Weiss, Director

 _____________________________________________________________________________________

First Mortgage Corporation

Financial Statements

Years ended March 31, 2002, 2001 and 2000

______________________________________________

Report of Independent Auditors

The Board of Directors

First Mortgage Corporation

We have audited the accompanying balance sheets of First Mortgage Corporation as of March 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Mortgage Corporation at March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG, LLP

Los Angeles, California

May 17, 2002

_____________________________________________________________________________________

First Mortgage Corporation

Balance Sheets

	March 31
	2002	2001

Assets
Cash	$ 19,633,000	$ 16,202,000
Mortgage loans and mortgage-backed securities held for sale	90,883,000	87,995,000
Other receivables and servicing advances, net	5,327,000	5,340,000
Mortgage servicing rights, net	13,584,000	9,928,000
Property and equipment, net	954,000	847,000
Prepaid expenses	2,240,000	3,242,000
Other assets	208,000	56,000
Total assets	$ 132,829,000	$ 123,610,000

Liabilities and stockholders' equity
Liabilities:
Notes payable, banks	$ 87,409,000	$ 83,255,000
Sight drafts payable	4,019,000	3,784,000
Accounts payable and accrued liabilities	3,637,000	3,803,000
Deferred income taxes	4,616,000	3,443,000
Total liabilities	99,681,000	94,285,000

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, no par value:
Authorized shares - 1,000,000
Issued and outstanding shares - None	-	-
Common stock, no par value:
Authorized shares - 10,000,000
Issued and outstanding shares - 5,199,002 in 2002 and 5,208,502 in 2001	2,397,000	2,430,000
Retained earnings	30,751,000	26,895,000
Total stockholders' equity	33,148,000	29,325,000
Total liabilities and stockholders' equity	$ 132,829,000	$ 123,610,000

See accompanying notes.

_____________________________________________________________________________________

First Mortgage Corporation

Statements of Operations

	Year ended March 31
	2002	2001	2000

Revenues:
Loan origination income	$ 7,732,000	$ 2,207,000	$ 2,073,000
Loan servicing income	6,983,000	7,241,000	7,763,000
Gain on sale of mortgage loans	18,553,000	6,087,000	3,189,000
Interest income	5,826,000	4,431,000	4,821,000
Other income	23,000	9,000	13,000
Total revenues	39,117,000	19,975,000	17,859,000

Expenses:
Compensation and benefits	14,741,000	7,491,000	6,806,000
General and administrative expenses	7,865,000	4,453,000	4,861,000
Amortization of mortgage servicing rights	7,199,000	4,676,000	4,661,000
Interest expense	2,859,000	2,244,000	2,306,000
Total expenses	32,664,000	18,864,000	18,634,000

Income (loss) before income taxes and cumulative effect of a change in accounting principle	6,453,000	1,111,000	(775,000)
Income tax expense (benefit)	2,675,000	468,000	(221,000)
Income (loss) before cumulative effect of a change in accounting principle	3,778,000	643,000	(554,000)
Cumulative effect of a change in accounting principle, net of tax expense of $57,000	78,000	-	-
Net income (loss)	$ 3,856,000	$ 643,000	$ (554,000)

Earnings (loss) per share:
Basic	$ 0.74	$ 0.12	$ (0.10)
Diluted	0.73	0.12	(0.10)

See accompanying notes.

_____________________________________________________________________________________

First Mortgage Corporation

Statements of Stockholders' Equity

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance at March 31, 1999	5,347,197	$ 2,924,000	$ 26,806,000	$ 29,730,000
Net loss	-	-	(554,000)	(554,000)
Repurchase of shares	(94,000)	(365,000)	-	(365,000)
Balance at March 31, 2000	5,253,197	2,559,000	26,252,000	28,811,000
Net income	-	-	643,000	643,000
Repurchase of shares	(44,695)	(129,000)	-	(129,000)
Balance at March 31, 2001	5,208,502	2,430,000	26,895,000	29,325,000
Net income	-	-	3,856,000	3,856,000
Repurchase of shares	(9,500)	(33,000)	-	(33,000)
Balance at March 31, 2002	5,199,002	$ 2,397,000	$ 30,751,000	$ 33,148,000

See accompanying notes.

_____________________________________________________________________________________

First Mortgage Corporation

Statements of Cash Flows

	Year ended March 31
	2002	2001	2000
Operating activities
Net income (loss)	$ 3,856,000	$ 643,000	$ (554,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for deferred income taxes	1,173,000	(1,536,000)	914,000
Provision for losses on foreclosure	(32,000)	(217,000)	(324,000)
Amortization of mortgage servicing rights	7,199,000	4,687,000	4,712,000
Depreciation of property and equipment	240,000	230,000	256,000
Originations and purchases of mortgage loans held for sale	(1,087,692,000)	(343,458,000)	(238,726,000)
Sales and principal repayments of mortgage loans and mortgage-backed securities held for sale	1,084,804,000	322,799,000	216,853,000
Change in other receivables and servicing advances	45,000	435,000	2,144,000
Change in prepaid expenses	1,002,000	(1,711,000)	(766,000)
Changes in other assets	(152,000)	(56,000)	-
Change in accounts payable and accrued liabilities	(166,000)	3,239,000	(2,403,000)
Gain (loss) on sale of assets	(3,000)	2,000	19,000
Net cash provided by (used in) operating activities	10,274,000	(14,943,000)	(17,875,000)
Investing activities
Originations of mortgage servicing rights	(10,855,000)	(3,060,000)	(3,792,000)
Purchase of property and equipment	(346,000)	(500,000)	(109,000)
Proceeds from sale of assets	2,000	2,000	14,000
Net cash used in investing activities	(11,199,000)	(3,558,000)	(3,887,000)
Financing activities
Increase (decrease) in notes payable, banks	4,154,000	63,964,000	(16,178,000)
(Decrease) increase in notes payable, other	-	(43,787,000)	43,787,000
Change in sight drafts payable, net	235,000	3,391,000	(9,057,000)
Repurchase of common stock	(33,000)	(129,000)	(365,000)
Net cash provided by financing activities	4,356,000	23,439,000	18,187,000
Increase (decrease) in cash	3,431,000	4,938,000	(3,575,000)
Cash at beginning of year	16,202,000	11,264,000	14,839,000
Cash at end of year	$ 19,633,000	$ 16,202,000	$ 11,264,000

See accompanying notes.

_____________________________________________________________________________________

First Mortgage Corporation

Notes to Financial Statements

March 31, 2002

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

First Mortgage Corporation (the Company) is a mortgage banking company that originates, purchases, warehouses, sells and services primarily first deed of trust loans (mortgage loans) for the purchase or refinance of owner-occupied one-to-four family residences through a network of branch offices located in the states of California, Arizona, Oregon, Colorado and Nevada.

Fin-West Group (Fin-West), an affiliated company, owns 92.4% of the Company's outstanding common stock. The accounts and operating results of the Company are included in the consolidated financial statements of Fin-West.

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

Mortgage Loans and Mortgage-Backed Securities Held for Sale

Mortgage loans held for sale are stated at the lower of aggregate cost, net of origination discounts and market reserves, or market value. Market value is determined by purchase commitments from investors and prevailing market prices for loans of similar quality and type.

Mortgage Servicing Rights

The Company recognizes mortgage servicing rights (MSRs) as an asset separate from the underlying originated mortgage loans. Upon sale of a loan, the Company measures the retained MSRs by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their respective fair values. MSRs are carried at the lower of cost, less accumulated amortization, or fair value. MSRs are amortized in proportion to, and over the period of, the estimated future net servicing income.

1. Summary of Significant Accounting Policies (continued)

Mortgage Servicing Rights (continued)

The estimated fair value of MSRs is determined based on the discounted future servicing income, stratified, using one or more predominant risk characteristics of the underlying loans, including product types, interest rates and the major servicing agencies or investors. Third-party valuation models and internal historical data have been used to calculate and estimate the present value of future cash flows. The Company also incorporates the assumptions in its estimation, such as the cost of servicing per loan; incremental interest cost of servicing advance; the discount rate; the float value; the inflation rate, ancillary income per loan; prepayment speeds and default rate.

For the impairment analysis on MSRs, the Company estimates the fair value based on the following assumptions: prepayment speeds ranging from 150 PSA (Public Securities Association prepayment speed measurement) to 1,040 PSA; discount rate ranging from 9.25% to 19.25% and default rates ranging from 0% to 100%. The Company records a valuation allowance when the carrying amount of individual stratification is higher than the estimated fair value. The carrying values of the MSRs at March 31, 2002 and 2001, were $13,584,000 and $9,928,000, respectively. No valuation allowance was required at these dates.

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

1. Summary of Significant Accounting Policies (continued)

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

Statement of Cash Flows

The Company paid interest in 2002, 2001 and 2000 of $2,802,000, $2,250,000 and $2,249,000, respectively.

The Company paid income taxes in 2002, 2001 and 2000 of $1,381,000, $1,457,000 and $0, respectively.

Derivative Instruments and Hedging Activities

Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended. SFAS 133 generally requires the Company to recognize all freestanding and embedded derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. SFAS 133 allows for hedge accounting treatment for derivatives used

1. Summary of Significant Accounting Policies (continued)

Derivative Instruments and Hedging Activities (continued)

to hedge various risks and sets forth specific documentation requirements and qualifying criteria to be used to determine when hedge accounting can be applied. Depending on the nature of the hedging relationship, hedge accounting treatment provides for changes in the fair value of derivatives to be either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

The adoption of SFAS 133 resulted in a pre-tax, transition gain of $135,000 or $78,000 after tax, recorded as a cumulative effect of a change in accounting principle for the year ended March 31, 2002. The Company's derivative instruments relate primarily to the Company's mortgage banking activities and include best effort forward commitments to sell loans and loan origination commitments (interest rate locks). During 2002, the Company elected not to use hedge accounting treatment with respect to its economic hedging activities. All derivative instruments used as economic hedges are carried on the balance sheet at fair value, with changes in fair value recorded through earnings in gain on sale of mortgage loans.

Reclassifications

Certain prior year amounts have been reclassified to conform with the fiscal year 2001 presentation.

2. Mortgage Loans and Mortgage-Backed Securities Held for Sale

Mortgage loans and mortgage-backed securities held for sale consisted of the following at March 31:

	2002	2001

Principal balance outstanding	$ 94,608,000	$ 90,798,000
Loan origination discounts and market reserve	(3,399,000)	(2,675,000)
Deferred loan fees	(326,000)	(128,000)
	$ 90,883,000	$ 87,995,000

2. Mortgage Loans and Mortgage-Backed Securities Held for Sale (continued)

All mortgage loans held for sale are collateralized by first trust deeds on underlying real properties located primarily in California and may be used as collateral for the Company's borrowings.

During 2002, the Company used best effort commitments to hedge the change in fair value of mortgage loans and commitments to originate mortgage loans and interest rate locks. At March 31, 2002, the Company had interest rate lock commitments of approximately $59,644,000 offset with best effort forward commitments of approximately $54,216,000. These commitments mature within 90 days of March 31, 2002.

3. Mortgage Servicing Rights

Activities for mortgage servicing rights are summarized as follows at March 31:

	2002	2001

Beginning balance	$ 9,928,000	$ 11,555,000
Additions	10,855,000	3,061,000
Amortization and write-offs	(7,199,000)	(4,688,000)
Ending balance	$ 13,584,000	$ 9,928,000

To determine servicing value impairment at the end of the year, the post-implementation originated servicing portfolio was disaggregated into its predominant risk characteristics, namely loan type, interest rate and investor type. These segments of the portfolio were then valued, using quoted market prices of comparable servicing rights. The calculated value was then compared with the book value of each segment to determine if a reserve for impairment was required. As of March 31, 2002 and 2001, no valuation allowance was required, and the fair value of the aggregate MSRs was approximately $19,500,000 and $21,500,000, respectively.

4. Other Receivables and Servicing Advances

Other receivables and servicing advances consisted of the following at March 31:

	2002	2001

Foreclosures and advances on real estate owned	$ 1,368,000	$ 1,717,000
Servicing advances	3,758,000	3,212,000
Other	674,000	736,000
Allowance for possible losses	(473,000)	(325,000)
	$ 5,327,000	$ 5,340,000

5. Property and Equipment

Property and equipment consisted of the following at March 31:

	2002	2001

Furniture and equipment	$ 3,363,000	$ 3,019,000
Automobiles	164,000	164,000
Leasehold improvements	413,000	410,000
	3,940,000	3,593,000
Less accumulated depreciation and amortization	(2,986,000)	(2,746,000)
	$ 954,000	$ 847,000

6. Income Taxes

Income tax expense (benefit) consisted of the following for the years ended March 31:

	2002	2001	2000
Current:
Federal	$ 1,159,000	$ 1,095,000	$ (1,136,000)
State	400,000	909,000	1,000
	1,559,000	2,004,000	(1,135,000)
Deferred:
Federal	845,000	(752,000)	860,000
State	328,000	(784,000)	54,000
	1,173,000	(1,536,000)	914,000
	$ 2,732,000	$ 468,000	$ (221,000)

6. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31 were as follows:

	2002	2001
Deferred tax assets:
State income taxes	$ 620,000	$ 468,000
Accrued liabilities	387,000	60,000
Deferred loan fees	147,000	58,000
Provision for foreclosure	24,000	32,000
Purchased servicing rights	259,000	314,000
Mark-to-market adjustments	224,000	232,000
Total deferred tax assets	1,661,000	1,164,000

Deferred tax liabilities:
Mortgage servicing rights	(6,061,000)	(4,343,000)
Capitalized servicing fees	(5,000)	(5,000)
Accelerated depreciation	(123,000)	(110,000)
Other	(88,000)	(149,000)
Total deferred tax liabilities	(6,277,000)	(4,607,000)
Net deferred tax liabilities	$ (4,616,000)	$ (3,443,000)

Income tax expense (benefit) computed at the statutory federal income tax rate (34%) and income tax expense provided in the financial statements differ as follows for the years ended March 31:

	2002	2001	2000

Tax computed at the statutory rate	$ 2,240,000	$ 378,000	$ (263,000)
State income tax, net of federal income tax benefit	481,000	82,000	36,000
Other	11,000	8,000	6,000
Income tax expense (benefit)	$ 2,732,000	$ 468,000	$ (221,000)

7. Notes Payable, Banks

At March 31, 2002, the maximum permitted borrowing under a syndicated warehousing credit agreement with five nonaffiliated banks was $195,000,000, with interest payable monthly at 1.05% per annum or the fed fund rate plus 1.175% at March 31, 2002, depending on the level of borrowings and the compensating balances maintained. A portion of the compensating balance requirement is satisfied by using the Company's fiduciary funds. At March 31, 2002, borrowings under these lines amounted to $87,409,000 and are collateralized by mortgage loans held for sale. The weighted average interest rate for the fiscal year ended March 31, 2002, was 2.36%.

Under the syndicated warehousing credit agreement, the Company is required to comply with certain financial and other covenants, including the maintenance of a minimum net worth and a minimum servicing portfolio size, meeting certain financial ratios. Further, absent the consent of the lenders, such covenants prohibit the Company from declaring or paying any dividends on any shares of the Company's common stock. At March 31, 2002, the Company was in compliance with the aforementioned loan covenants. Management believes that the warehousing credit agreement will be renewed when the current term expires on August 31, 2002.

8. Related Party Transactions

The Company leases certain premises from Fin-West, at a monthly rental of $23,000. Total rent expense for these premises amounted to $279,000 for the year ended March 31, 2002, and $264,000 for each of the years ended March 31, 2001 and 2000.

Fin-West owns 56.5% of the outstanding capital stock of Nations Holding Group, which provides title insurance services to the general public through its wholly owned subsidiary, United Title Company (UTC). The Company paid title insurance fees to UTC in the amounts of $718,000, $178,000 and $103,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

9. Loan Servicing

The Company's loan servicing portfolio at March 31 consisted of the following:

	2002	2001

GNMA mortgage-backed securities	$ 709,885,000	$ 782,252,000
FHLMC	151,068,000	161,296,000
FNMA	210,479,000	153,738,000
Other	433,251,000	420,008,000
	$ 1,504,683,000	$ 1,517,294,000

At March 31, 2002 and 2001, the Company subserviced approximately $666,000 and $2,487,000, respectively, of mortgage loans for a nonaffiliated company, which is included above.

Related fiduciary funds held by the Company in noninterest-bearing accounts totaled approximately $32,751,000 and $25,136,000 at March 31, 2002 and 2001, respectively. These funds are not included in the accompanying balance sheets. The Company is required to pay interest equal to 2% per annum of the average daily balance of certain fiduciary funds to mortgagors.

The Company had insurance coverage for errors and omissions and employee fidelity in the amount of $2,100,000 at March 31, 2002 and 2001.

10. Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business through the origination and sale of mortgage loans. These financial instruments include mandatory and best effort forward commitments which involve, to varying degrees, elements of credit and interest rate risk. At any time the risk to the Company in the event of default by the purchaser, is the difference between the contract price and current market value, which amount is a percentage of the outstanding commitments. Historically, the Company has not incurred losses due to the failure or lack of performance of the counterparties to these commitments.

Realized gains and losses on mandatory and best effort delivery forward commitments are recognized in the period settlement occurs. Unrealized gains and losses on mandatory forward commitments are included in the lower of cost or market valuation adjustment to

10. Financial Instruments (continued)

mortgage loans held for sale. Additionally, unrealized gains and losses on best effort delivery forward commitments to which mortgages have been allocated are included in the lower of cost or market valuation adjustment to mortgage loans held for sale.

Statement of Financial Accounting Standards No, 107, "Disclosure About Fair Value of Financial Instruments" (FAS 107), requires disclosure of fair value information about all financial instruments held or owned by a Company except for certain excluded instruments and instruments for which it is not practicable to estimate fair value. At March 31, 2002, the estimated fair value of mortgage loans held for sale, mortgage-backed securities, and notes payable approximated the net carrying value of such accounts. At March 31, 2002, the estimated fair value of mortgage servicing rights was $19,500,000.

11. Profit Sharing Plan

The Company sponsors a 401(k) Profit Sharing Plan, a defined contribution plan. Substantially all employees are eligible to participate in the plan after completing the minimum service requirement. Each participant's account is credited with matching by the Company equal to 10% to 40% of the participant's monthly contribution to the plan, up to a maximum of $750 per year. Amount of matching by the employer is determined at the beginning of the fiscal year at the option of the Company. Annual contribution by the Company were $46,083, $33,813 and $0 for the years ended March 31, 2002, 2001 and 2000, respectively.

12. Commitments and Contingencies

Leases

Minimum annual rental payments under operating leases for office space are as follows:

2003	$ 688,000
2004	254,000
2005	101,000
$ 1,043,000

12. Commitments and Contingencies (continued)

Leases (continued)

Net rental payments to nonaffiliated entities of approximately $577,000, $420,000 and $274,000 have been charged to occupancy expense in the accompanying statements of operations for the years ended March 31, 2002, 2001 and 2000, respectively.

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

The Company also has a 1993 Stock Option Plan for Nonemployee Directors (the Plan) which provides for an aggregate of 100,000 shares of the Company's common stock to be available for eligible directors. The Plan was amended and extended to the last business day in July 2002. All options granted under the Plan are to be nonqualified options with an exercise price equal to 100% of fair market value of the common stock on the date the option is granted. Each option granted under the Plan may be exercised in full on the 185th day after the date of grant and terminates five years from the date of grant.

13. Stockholders' Equity (continued)

Under the Plan, an option to purchase 5,750 shares of the Company's common stock has been granted to each nonemployee director in office on the last business day of each July beginning in 1993.

The following summarizes stock option activity under both of the Company's stock plans for the year ended March 31, 2002:

	Options	Weighted-Average Exercise Price	Options
	March 31 2002	March 31 2002	March 31 2001

Options outstanding at beginning of fiscal year	393,500	$3.92	363,750
Option granted	112,075	3.13	97,000
Options exercised	-	-	-
Options expired	(78,600)	4.53	(67,250)
Options outstanding at end of fiscal year	426,975	3.59	393,500

Exercise price:
Per share for options exercised during the fiscal year	n/a		n/a
	Options	Options
	March 31, 2002	March 31, 2001

Per share for options outstanding at end of fiscal year	$2.75 - $4.31	$2.75 - $5.23

Weighted average fair value of options granted	$.62	$.92

Weighted average contractual life of option outstanding (in years)	2.52	2.49

13. Stockholders' Equity (continued)

All outstanding options as of March 31, 2002, were exercisable. Options available for future grants under the plans were 298,025 and 331,500 as of March 31, 2002 and 2001, respectively.

The Company currently follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's employee stock options is equal to the underlying stock on the date of grant, no compensation expense is recognized. The Company intends to follow the provisions of APB 25 for future years.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2002	2001

Expected life (years)	2.00	4.33
Interest rate	6.75%	6.50%
Volatility	0.30	0.29
Dividend yield	0.00%	0.00%

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

13. Stockholders' Equity (continued)

The estimated stock-based compensation cost calculated using the assumptions indicated totaled $41,000 and $52,000 in 2002 and 2001, respectively. The pro forma net result of the increased compensation cost was net income of $3,815,000 ($0.73 per share) and $591,000 ($0.11 per share) in 2002 and 2001, respectively. The effect of stock-based compensation on net income for 2002 and 2001 may not be representative of the effect on pro forma net income in future years because compensation expense related to grants made prior to 2001 is not considered.

Equity Compensation Plan Information

The following table sets forth certain information as of March 31, 2002, regarding securities authorized for issuance under the Company's equity compensation plans.

	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan

Equity compensation plans approved by stockholders	426,975	$ 3.59	298,025
Equity compensation plans not approved by stockholders	-	N/A	N/A
	426,975	$ 3.59	298,025

The compensation plans approved by the stockholders represent the Company's 1992 Stock Incentive Plan to the employees and the 1993 Stock Option Plan for Nonemployee Directors.

14. Earnings (Loss) Per Share

The following table sets forth the computation of basic diluted earnings (loss) per share:

	Year ended March 31
	2002	2001	2000
Numerator:
Net income (loss)	$ 3,856,000	$ 643,000	$ (554,000)

Denominator:
Shares used in computing basic earnings (loss) per share	5,202,173	5,222,071	5,288,431
Effect of stock options treated as equivalents under the treasury stock method	51,601	3,028	-
Denominator for diluted earnings (loss) per share	5,253,774	5,225,099	5,288,431
Basic earnings (loss) per share	$0.74	$0.12	$(0.10)
Diluted earnings (loss) per share	$0.73	$0.12	$(0.10)

15. Selected Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly operating results:

	Fiscal year 2002
	Quarter ended
Operations	Jun-01	Sep-01	Dec-01	Mar-02	Annual

Total revenues	$ 9,611	$ 9,592	$ 12,189	$ 7,725	$ 39,117
Total expenses	7,711	8,263	9,019	7,671	32,664
Net income	1,194	777	1,856	29	3,856
Net income per share:
Basic	0.23	0.15	0.36	-	0.74
Diluted	0.23	0.15	0.35	-	0.73

	Fiscal year 2001
	Quarter ended
Operations	Jan-00	Sep-00	Dec-00	Mar-01	Annual

Total revenues	$ 4,214	$ 5,486	$ 5,207	$ 5,068	$ 19,975
Total expenses	4,527	4,330	4,711	5,296	18,864
Net income (loss)	(199)	690	287	(135)	643
Net income (loss) per share:
Basic	(0.04)	0.13	0.06	(0.03)	0.12
Diluted	(0.04)	0.13	0.06	(0.03)	0.12

_____________________________________________________________________________________

Exhibit 23.1

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-707060) pertaining to the First Mortgage Corporation 1992 Stock Incentive Plan and the 1993 Stock Option Plan for Non-Employee Directors and in related Prospectus of our report dated May 17, 2002, with respect to the financial statements of First Mortgage Corporation included in its Annual Report (Form 10-K) for the year ended March 31, 2002.

 ERNST & YOUNG LLP

Los Angeles, California

June 26, 2002

 ________________________________________

FIRST MORTGAGE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Sequential Page Number

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

10.4 Third Amendment dated August 30, 2000 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A., as administrative agent (previously filed with the Securities and Exchange Commission on June 26, 2001 as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.5 Fourth Amendment dated November 17, 2000 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A., as administrative agent (previously filed with the Securities and Exchange Commission on June 26, 2001 as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.6 Fifth Amendment dated May 17, 2001 to Mortgage Loan Warehousing Agreement by and among the Company, Sanwa Bank, as collateral agent and Bank of America, N.A., as administrative agent.

10.7 Sixth Amendment dated August 28, 2001, to Mortgage Loan Warehousing Agreement by and among the Company, United California Bank (formerly known as Sanwa Bank), as collateral agent and Bank of America, N.A., as administrative agent.

10.8 Seventh Amendment dated December 7, 2001, to Mortgage Loan Warehousing Agreement by and among the Company, United California Bank, as collateral agent and Bank of America, N.A., as administrative agent.

10.9 Eighth Amendment dated December 13, 2001, to Mortgage Loan Warehousing Agreement by and among the Company, United California Bank, as collateral agent and Bank of America, N.A., as administrative agent.

10.10 Ninth Amendment dated January 28, 2002, to Mortgage Loan Warehousing Agreement by and among the Company, United California Bank, as collateral agent and Bank of America, N.A., as administrative agent.

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

10.15 Extension of 1993 Stock Option Plan for Non-Employee Directors adopted by the Board of Directors on July 31, 2001.

10.16 Fin-West Group 401(k) Savings Plan, dated April 5, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.17 Employee Pre-Tax Premium Plan of Fin-West Group, a California corporation, dated January 1, 1990 (previously filed with the Securities and Exchange Commission on January 21, 1992 as Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 33-45187, and incorporated herein by reference).

10.18 Extension of Employment Agreement dated April 1, 2001 between Clement Ziroli and the Company (previously filed with the Securities and Exchange Commission on June 26, 2001 as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.19 Extension of Employment Agreement dated April 1, 2001 between Bruce G. Norman and the Company (previously filed with the Securities and Exchange Commission on June 26, 2001 as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

10.20 Extension of Employment Agreement dated April 1, 2001 between Pac W. Dong and the Company (previously filed with the Securities and Exchange Commission on June 26, 2001 as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference).

23.1 Consent of Independent Auditors.