Form 10-Q
period 2002-06-30
FIRST MORTGAGE CORP /CA/
filed 2002-08-13
CIK 883369

OFFICE\OFFICE\html.dot">

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to __________________

Commission File Number 0-19847

FIRST MORTGAGE CORPORATION (Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2960716 (I.R.S. Employer Identification No.)

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

As of June 30, 2002, 5,199,002 shares of the registrant's common stock were outstanding.

___________________________________________________________________________________

FIRST MORTGAGE CORPORATION

FORM 10-Q

INDEX
Part I - Financial Information	Page
Item 1. Financial Statements:
Balance Sheets June 30, 2002 (Unaudited) and March 31, 2002	3
Unaudited Statements of Income Three Months Ended June 30, 2002 and 2001	4
Unaudited Statements of Cash Flows Three Months Ended June 30, 2002 and 2001	5
Notes to Unaudited Financial Statements	6-7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8-11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Part II - Other Information
Item 6. Exhibits and Reports on Form 8-K	12
Signatures	13

___________________________________________________________________________________

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST MORTGAGE CORPORATION

BALANCE SHEETS

	June 30, 2002	March 31, 2002
	(Unaudited)
Assets
Cash	$ 19,817,000	$ 19,633,000
Mortgage loans held for sale	67,871,000	90,883,000
Other receivables and servicing advances, net	4,767,000	5,327,000
Mortgage servicing rights, net	14,452,000	13,584,000
Property and equipment, net	934,000	954,000
Prepaid expenses	1,941,000	2,240,000
Other assets	441,000	208,000
Total assets	$ 110,223,000	$ 132,829,000

Liabilities and stockholders' equity
Liabilities:
Notes payable, banks	$ 64,954,000	$ 87,409,000
Sight drafts payable	3,032,000	4,019,000
Accounts payable and accrued liabilities	3,449,000	3,637,000
Deferred income taxes	4,933,000	4,616,000
Total liabilities	76,368,000	99,681,000

Stockholders' equity:
Preferred stock, no par value:
Authorized shares - 1,000,000
Issued and outstanding shares - None	-	-
Common stock, no par value:
Authorized shares - 10,000,000
Issued and outstanding shares - 5,199,002 at June 30, 2002 and 5,199,002 at March 31, 2002	2,397,000	2,397,000
Retained earnings	31,458,000	30,751,000
Total stockholders' equity	33,855,000	33,148,000
Total liabilities and stockholders' equity	$ 110,223,000	$ 132,829,000

See accompanying notes.

___________________________________________________________________________________

FIRST MORTGAGE CORPORATION

UNAUDITED STATEMENTS OF INCOME

	Three Months Ended June 30
	2002	2001
REVENUES:
Loan origination income	$ 2,188,000	$ 1,640,000
Loan servicing income	1,627,000	1,801,000
Gain on sale of mortgage loans	3,984,000	4,612,000
Interest income	1,125,000	1,552,000
Other income	6,000	6,000
Total revenues	8,930,000	9,611,000
EXPENSES:
Compensation and benefits	3,873,000	3,320,000
General and administrative expenses	1,917,000	2,062,000
Amortization of mortgage servicing rights	1,327,000	1,463,000
Interest expense	606,000	866,000
Total expenses	7,723,000	7,711,000

Income before income taxes and cumulative effect of a change in accounting principle	1,207,000	1,900,000

Income tax expense	500,000	784,000
Income before cumulative effect of a change in accounting principle	707,000	1,116,000

Cumulative effect of a change in accounting principle, net of tax	-	78,000

NET INCOME	$ 707,000	$ 1,194,000

BASIC AND DILUTED EARNINGS PER SHARE
Income before cumulative effect of a change in accounting principle	$ 0.14	$ 0.21
Cumulative effect of a change in accounting principle	-	0.02
Net income	$ 0.14	$ 0.23

See accompanying notes.

___________________________________________________________________________________

FIRST MORTGAGE CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 707,000	$ 1,194,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for deferred income taxes	317,000	7,000
Recovery of foreclosure losses	(10,000)	-
Amortization of mortgage servicing rights	1,327,000	1,463,000
Depreciation and amortization of property and equipment	61,000	59,000
Originations and purchases of mortgage loans held for sale	(265,410,000)	(273,158,000)
Sales and principal repayments of mortgage loans held for sale	288,422,000	268,754,000
Change in other receivables and servicing advances	570,000	212,000
Change in prepaid expenses	299,000	2,682,000
Change in other assets	(233,000)	(153,000)
Change in accounts payable and accrued liabilities	(188,000)	(1,394,000)

Net cash provided by (used in) operating activities	25,862,000	(334,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mortgage servicing rights	(2,195,000)	(3,420,000)
Purchase of furniture, equipment and leasehold improvements	(41,000)	(65,000)

Net cash used in investing activities	(2,236,000)	(3,485,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in notes payable, banks	(22,455,000)	3,914,000
Change in sight drafts payable	(987,000)	709,000
Repurchase of common stock	-	(11,000)

Net cash (used in) provided by financing activities	(23,442,000)	4,612,000

INCREASE IN CASH	184,000	793,000

CASH, BEGINNING OF PERIOD	19,633,000	16,202,000

CASH, END OF PERIOD	$ 19,817,000	$ 16,995,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 525,000	$ 533,000
Income taxes	3,000	3,000

See accompanying notes.

___________________________________________________________________________________

FIRST MORTGAGE CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2002

1. BASIS OF PRESENTATION

This document should be read in conjunction with the financial statements and footnotes included in the Annual Report on Form 10-K of First Mortgage Corporation ('Company') for fiscal year ended March 31, 2002. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The preparation of the financial statements in conformity of accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

2. MORTGAGE SERVICING RIGHTS

Activities in mortgage servicing rights are summarized as follows:
	Three Months Ended June 30
	2002	2001
Beginning balance	$ 13,584,000	$ 9,928,000
Additions	2,195,000	3,420,000
Amortization	(1,327,000)	(1,463,000)
Ending Balance	$ 14,452,001	$ 11,885,000

3. NOTES PAYABLE, BANKS

At June 30, 2002, the maximum permitted borrowing under a syndicated warehousing credit agreement with five nonaffiliated banks was $180,000,000, with interest payable monthly at 1.05% per annum or the fed fund rate plus 1.175%, depending on the level of borrowings and the compensating balances maintained. A portion of the compensating balance requirement is satisfied by using the Company's fiduciary funds. At June 30, 2002, borrowings under these lines amounted to $64,954,000 and are collateralized by mortgage loans and mortgage-backed securities held for sale.

Under the syndicated warehousing credit agreement, the Company is required to comply with certain financial and other covenants, including the maintenance of a minimum net worth and a minimum servicing portfolio size. Further, absent the consent of the lenders, such covenants prohibit the Company from declaring or paying any dividends on any shares of the Company's common stock. At June 30, 2002, the Company was in compliance with the aforementioned loan covenants. Management believes that the warehousing credit agreement will be renewed when the current term expires on August 31, 2002.

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended June 30
	2002	2001
Numerator:
Net income	$ 707,000	$ 1,194,000

Denominator:
Shares used in computing basic earnings per share	5,199,002	5,205,348
Effect of stock options treated as equivalents under the treasury stock method	27,930	1,735
Denominator for diluted earnings per share	5,226,932	5,207,083
BASIC AND DILUTED EARNINGS PER SHARE	$ 0.14	$ 0.23

5. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In August 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.

The provisions of SFAS No. 144 are effective for fiscal year beginning after December 15, 2001. Management believes that its implementation will not have a material impact on the Company's financial position or results of operations.

6. CONTINGENCIES

The Company is currently a defendant in certain litigation arising in the ordinary course of business. It is management's opinion that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on the financial position or results of operations of the Company.

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

CRITICAL ACCOUNTING POLICIES

The financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions. Accordingly, management cautions that these estimates, judgments and assumptions are subject to revisions and adjustments in the future. Actual results may differ from these estimates under different assumptions or conditions. The following discussion may be useful in understanding the critical accounting policies and estimates of the Company.

Mortgage loans and mortgage-backed securities held for sale are stated at the lower of aggregate cost, net of origination discounts or market value. Market value is determined by purchase commitments from investors and prevailing market prices for loans of similar quality and type.

Gains or losses on the sale of mortgage loans held for sale are recognized at the date of sale. Included in gain on sale is the estimated present value of any servicing fees to be received by the Company and included in mortgage servicing rights ('MSRs').

The Company recognizes MSRs as an asset separate from the underlying mortgage loans at the time the loan is sold by allocating the total cost of originating a mortgage loan between the loan and the mortgage servicing rights. Amortization of the mortgage servicing rights is based upon estimates of future prepayment rates of the mortgages, projected cash flow and an assessment of the general economic conditions and prevailing interest rates for home mortgages.

The estimated fair value of MSRs is determined based on the discounted future servicing income, stratified, using one or more predominant risk characteristics of the underlying loans, including product types, interest rates and the major servicing agencies or investors. Third party valuation models and internal historical data have been used to estimate the present value of future cash flow. The Company also incorporates the following assumptions in its estimation, such as the cost of servicing per loan; incremental interest cost of servicing advance; the discount rate; the float value; the inflation rate; ancillary income per loan; prepayment speeds and default rate.

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

All the derivatives are recorded at fair value at June 30, 2002. The fair value of the derivative financial instruments is based on market or quotations by dealers, and the fair value of IRLs is measured by comparing the changes in value of the underlying assets while taking into consideration the estimated closing ratios. The Company does not apply hedging accounting treatment with respect to economic hedging activities.

RESULTS OF OPERATIONS:

Three months ended June 30, 2002 compared to three months ended June 30, 2001.

GENERAL

The Company reported net profit of $707,000 or $0.14 per share for the quarter ended June 30, 2002, compared to net profit of $1.19 million or $0.23 per share for the comparable 2001 quarter. The reduction in profit was attributable to a reduction in gain on sale of mortgages compared to the year ago quarter, coupled with an increase in compensation and benefits resulting from the staffing of new branches.

REVENUES

For the quarter ended June 30, 2002, the volume of new mortgage loans closed was $265.41 million compared to $273.16 million in the prior year quarter. The decrease was a reflection of fewer wholesale refinance loans as compared to the year earlier quarter.

For the three months ended June 30, 2002, loan origination revenue increased by 33.4% to $2.19 million from $1.64 million in the June 30, 2001 quarter, due primarily to the substantial increase in retail originated loan production, which has higher margins than wholesale.

As of June 30, 2002, the Company serviced $1.485 billion in loans compared to $1.556 billion at June 30, 2001, a decrease of 4.6% compared to the year ago quarter. Total loan servicing income, including late charges and other miscellaneous fees, decreased marginally to $1.63 million in the June 2002 quarter, from $1.80 million in the prior year quarter. The main reason for the drop is that the volume of FHA/VA loans serviced, which command higher servicing fees, decreased from a year ago, and late fees and other changes related to delinquent loans fell due to near-record low delinquency rates.

The following table sets forth certain information pertaining to the servicing portfolio of the Company for the period indicated.
	Three Months Ended June 30,
	2002	2001
	(Dollars in thousands except average loan balance)
Beginning loan service portfolio	$ 1,504,017	$ 1,517,294
Add: Loans originated	265,410	273,158

Less: Prepayment and Amortization	285,348	235,844

Ending loan servicing portfolio	1,484,079	1,554,608
Sub-Servicing	594	1,762
Total servicing portfolio	$ 1,484,673	$ 1,556,370
Average loan balance (end of period)	$ 99,729	$ 95,430
Number of loans	14,887	16,309

Due to lower new loan production and the stalling of the reduction in interest rates during the quarter, the gain on sale of mortgage loans was $3.98 million for the three months ended June 30, 2002, a decrease of $628,000 over the same 2001 period.

Interest income, which reflects the interest received on mortgage loans held for sale, decreased 27.5% to $1.13 million for the three months ended June 30, 2002 from $1.55 million for the comparable prior year quarter. This decrease was due primarily to the lower volume of loans and mortgage-backed securities held for sale during the June 2002 quarter as compared to prior year quarter.

EXPENSES

The major components of the Company's total expenses are (i) compensations and benefits, (ii) general and administrative expenses, (iii) amortization of mortgage servicing rights, and (iv) interest expense. Total expenses at $7.72 million for the three months ended June 30, 2002 increased slightly from $7.71 million for the three months ended June 30, 2001. Compensations and benefits were $3.87 million for the June 2002 quarter, an increase of 16.7% over the year ago quarter. General and administrative expense decreased by $145,000, or 7.0% over prior year. The higher compensation expenses were largely a result of the opening and staffing of new retail branches during the quarter.

Amortization of mortgage servicing rights decreased by 9.3% over prior year quarter, due mainly to lower prepayments over the prior period.

Interest expense decreased to $606,000 for quarter ended June 30, 2002 from $866,000 for the same period in 2001. The decrease was due to the lower volume of loans carried in the syndicated warehousing line during the period.

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

At June 30, 2002, maximum permitted borrowings under the syndicated warehousing line of credit agreement with five nonaffiliated banks totaled $180 million and the amount outstanding was $64.95 million. Borrowings under this facility are secured by mortgage loans. The agreement contains various covenants, including minimum net worth, current ratio, net income, servicing portfolio balances, debt to net worth ratio, and restricts the Company's ability to pay dividends absent the consent of the lenders. The Company was in compliance with all debt covenants at June 30, 2002. The Company believes that the syndicated warehousing agreement will be renewed when the current term expires.

The Company had stockholders' equity of $33.86 million at June 30, 2002. Management believes that its current financing arrangements are adequate to meet its projected operational needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company manages many risks in its normal course of business; however, management considers interest rate risk to be the most significant market risk which could materially impact the Company's financial position and results of operations. The movements in interest rates affect the value of mortgage servicing rights, the mortgage inventory held for sale, volume of loan production and total net interest income earned.

The Company has been managing this risk by striving to balance its loan origination and loan servicing segments, which generally are counter cyclical in nature. In an environment of rising interest rates, a loan production will slow down, but the drop in origination income is mitigated by a decrease in the loan prepayment rate in its servicing portfolio and hence write-offs, amortization and impairment charges will decrease. Conversely, the opposite scenario is true during a period of declining interest rates. The overall objective is to offset changes in the values of the following items arising from fluctuations in interest rates, such as the production pipeline, mortgage loan inventory, mortgage-backed securities available for sale and mortgage servicing rights. The Company does not speculate on the direction or movement of the interest rates.

Based on the information available and on the estimates quantified by various interest rate calculations, and also based on the interest environment as of June 30, 2002, the Company believes that a 50 basis point change in long-term interest rates over a twelve month period, up or down and all else being constant, would increase or decrease the Company's gross income by approximately $2.5 to $3.5 million. These estimates are limited by the fact that they are performed at a particular point in time and do not incorporate many other factors and, consequently, should not be relied on as a forecast of actual results.

PROSPECTIVE TRENDS

During the fiscal quarter ended June 30, 2002, long term interest rates continued to remain relatively low compared to the levels which prevailed going into the last fiscal year. The lower rates enabled a continuation of both purchase and refinancing activity and our new loan production has remained at high levels.

Loan applications in our pipeline are at near all time highs. A significant part of the increase in loan production is a result of our earlier decision to expand our retail branch channel, which is more heavily directed towards purchases rather than refinances. We now have 16 retail branch locations, compared to 13 a year ago. We are seeking opportunities to open others as we continue to expand retail operations. Our other production channels, such as wholesale and direct marketing, are also at healthy production levels and are likely to remain there under the current market conditions.

Our experiences over the past year are mirroring the entire industry, which has been reporting similar results. New loan production is at or near all time levels, and it's not likely to change significantly, at least in the near term, unless interest rates increase from the present levels, an unlikely occurrence given the conditions in the equity markets this summer.

___________________________________________________________________________________

PART II. OTHER INFORMATION.

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits:

99.1 Certification of Chief Executive Officer

Pursuant to 18 U.S.C. 1350, as Adopted

Pursuant to Section 906 of the Sarbanes-

Oxley Act of 2002.

99.2 Certification of Chief Financial Officer

Pursuant to 18 U.S.C. 1350, as Adopted

Pursuant to Section 906 of the Sarbanes-

Oxley Act of 2002.

(b) Reports on Form 8-K

None.

___________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MORTGAGE CORPORATION

Date: August 14, 2002	By S/Clement Ziroli Clement Ziroli Chairman of the Board of Directors, Chief Executive Officer

Date: August 14, 2002	By S/Pac W. Dong Pac W. Dong Executive Vice President, Chief Financial Officer

___________________________________________________________________________________

INDEX TO EXHIBITS

Exhibit

Number Description

99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.  1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.  1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________________________________________________________________________

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C.  1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First Mortgage Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Clement Ziroli, Chief Executive Officer of the Company, hereby certify to the best of my knowledge, pursuant to 18 U.S.C.  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

First Mortgage Corporation

By S/Clement Ziroli

Clement Ziroli

Chairman of the Board of Directors,

Chief Executive Officer

August 14, 2002

___________________________________________________________________________________

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C.   1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First Mortgage Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Pac W. Dong, Chief Financial Officer of the Company, hereby certify to the best of my knowledge, pursuant to 18 U.S.C.  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities Exchange Act of 1934; and

    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

First Mortgage Corporation

By S/Pac W. Dong

Pac W. Dong
Executive Vice President,
Chief Financial Officer

August 14, 2002